Form 10QSB
period 2003-06-30
COFFEE PACIFICA INC
filed 2003-08-14
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2003

OR
[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

COFFEE PACIFICA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0466417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P.O. Box 95012, 8726 Barnard Street, Vancouver, B.C., Canada	V6P 6A6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 274 8004

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x  No  ]

There were 7,360,521shares outstanding of common stock of the registrant at June 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  []  No  ☒

COFFEE PACIFICA, INC.

INDEX

UNAUDITED FINANCIAL STATEMENTS

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2003 (UNAUDITED)

AND

DECEMBER 31, 2002 (AUDITED)

TABLE OF CONTENTS

Page Number
INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . .. .	1

FINANCIAL STATEMENT

Balance Sheets . . . . . . . . . . . . . . . . . . . . . .	2

Statements of Operations and Deficit
Accumulated During the Development Stage.	3

Statement of Changes in Stockholders' Equity. .	4

Statements of Cash Flows . . . . . . . . . . . . . . . . .	5

Notes to the Financial Statements . . . . . . . . . . .	6-7

David E. Coffey	6767 W. Tropicana Ave., Suite 216, Las Vegas, Nevada 89103
Certified Public Accountant	Phone (702) 871 3979 Fax (702) 871 6769

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of Coffee Pacifica, Inc.

Las Vegas, Nevada

I have reviewed the accompanying financial statements of Coffee Pacifica, Inc. (a development stage company) as of June 30, 2003 and December 31, 2002. These statements are the responsibility of Coffee Pacifica, Inc.'s management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

Based upon on review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America established by the American Institute of Certified Public Accountants.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated sufficient revenues to cover expenses which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

August 14, 2003

1

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS	--------------------	----------------------

Cash	$10,438	$35,708
Prepaid expenses	4,000	0
Investment in subsidiary	100	100
	--------------------	----------------------
Total Assets	$14,538	$35,808
	===========	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable Loans from stockholders	$6,021 7,000	$2,783 0
	--------------------	----------------------
Total Liabilities	13,021	2,783

Stockholders' Equity
Common stock, authorized
75,000,000 shares at .001 par value
7,360,521 shares issued and outstanding	7,360	7,360
Additional paid-in capital	104,992	104,992
Deficit accumulated during the
development stage	(110,835)	(79,327)
	--------------------	----------------------
Total Stockholders' Equity	1,517	33,025

Total Liabilities and Stockholders' Equity	$14,538	$35,808
	===========	=============

The accompanying notes are an integral part of these financial statements

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Six months ending June 30,2003 (Unaudited)	Year ending December 31, 2002(Audited)	From Inception, Dec. 21, 2001 to June 30, 2003 (Unaudited)
	-------------------	-------------------	----------------------
Income	$0	$0	$0

Expenses
Advertising and promotion	0	3,132	3,132
Papua New Guinea operations	0	32,500	32,500
Travel	6,559	6,959	13,518
Professional fees	17,377	12,762	30,139
Licenses and fees	200	390	590
Consulting	0	14,209	14,209
Office expenses	5,633	5,998	11,631
Telephone	1,578	2,819	4,397
Interest	161	16	177
Web site expenses	0	542	542
	-------------------	-------------------	----------------------
Total expenses	31,508	79,327	110,835

Net loss	(31,508)	$(79,327)	$(110,835)
			============

Retained earnings, beginning of period	(79,327)	0
	-------------------	-------------------

Deficit accumulated during the development stage	$(110,835)	$(79,327)

	===========	===========
Earnings (loss) per share, assuming dilution:
Net loss	$(0.00)	$(0.01)	$(0.01)
	===========	===========	=============

Weighted average shares outstanding	7,360,521	7,201,021	7,274,636
	===========	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO JUNE 30, 2003 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	--------------	----------	--------------	----------------------	-----------
December 31, 2001	--	$--	$--	$--	$--

Issuance of common stock for services, January 3, 2002	300,000	300	0	0	300

Issuance of common stock for services, June 29, 2002	6,000,000	6,000	0	0	6,000

Issuance of common stock for cash, June 30, 2002	255,000	255	25,245	0	25,500

Issuance of common stock for services, June 30, 2002	305,000	305	30,195	0	30,500

Issuance of common stock for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	24,827

Issuance of common stock for cash, October 31, 2002	237,500	237	23,513	0	23,750

Issuance of common stock for services, October 31, 2002	14,750	15	1,460	0	1,475

Less net loss	0	0	0	(79,327)	(79,327)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2002	7,360,521	7,360	104,992	(79,327)	33,025

Less net loss	0	0	0	(31,508)	(31,508)
	--------------	----------	--------------	----------------------	------------
Balance, March 31, 2003	7,360,521	$7,360	$104,992	$(110,835)	$1,517
	========	======	========	=============	=======

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Six months ending June 30, 2003 (Unaudited)	Year ending December 31, 2002 (Audited)	$	From Inception, Dec. 21, 2002 to March 31, 2003 (Unaudited)
	---------------------	-------------------		----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(31,508)	$(79,327)		$(110,835)
Non-cash items included in net loss
Common stock issued for services	0	63,102		63,102
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses increase	(4,000)	0		(4,000)
Accounts payable increase Loans from stockholders	3,238 7,000	2,783 0		6,021 7,000
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(25,270)	(13,442)		(38,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	0	100		100
	---------------------	-------------------		----------------------
NET CASH USED BY INVESTING ACTIVITIES	0	100		100

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	493		493
Paid-in capital	0	48,757		48,757
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	49,250		49,250

NET INCREASE IN CASH	(25,270)	35,708		$10,438
				=============
CASH AT BEGINNING OF PERIOD	35,708	0
	---------------------	-------------------
CASH AT END OF PERIOD	$10,438	$35,708
	============	===========
SUPPLEMENTAL INFORMATION:
Common stock issued for cash		$492
Common stock issued for services		6,868
Common stock issued and outstanding				$7,360
Paid-in capital for cash stock sales		$48,758
Paid-in capital-stock issued for services		56,234
Additional paid-in capital				$104,992

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on December 21, 2001, under the laws of the State of Nevada. The business purpose of the Company is to market green-bean organic and non-organic coffee grown in Papua New Guinea, to coffee vendors in the United States and Canada.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities, or warrants, basic and diluted EPS are the same.

NOTE C COMMON STOCK ISSUES

On January 3, 2002, the Company issued 300,000 common shares, to three individuals considered founders of the Company, for $.001 per share, a total of $300. On June 29,2002, the Company issued 6,000,000 shares to the same three individuals for $.001 per share, for a total of $6,000. The full $6,300 was applied to invoices for services received as of June 30, 2002.

On June 30, 2002, the Company sold 255,000 shares of its common stock for $.10 per share, for a total of $25,500. $22,500 was received in cash on June 28, 2002, and the remaining $3,000 was received on September 3, 2002.

On June 30, 2002, the company issued a total of 553,271 shares of its common stock at $.10 per share to pay the remainder of invoices for services of $55,227 and a $100 investment in the subsidiary, Coffee Pacifica PNG Ltd.

On October 31, 2002, the Company issued 237,500 shares of its common stock at $.10 per share for a total of $23,750 cash. Also on October 31, 2002, the Company issued 14,750 shares of its common stock to pay an invoice for consulting services, at $.10 per share, valued at $1,475.

Invoiced services compensated by stock issuance included travel to Papua New Guinea, to set up the Papua New Guinea operation, incorporation, preparation of the business plan, establishment of a web site, logos and artwork, offering memoranda distribution, and office expenses. The total of such expenses was $63,002 plus the $100 investment in Coffee Pacifica PNG Ltd.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

NOTE D WHOLLY-OWNED SUBSIDIARY

On June 21, 2002, Papua New Guinea issued a Certificate of Incorporation to Coffee Pacifica PNG Ltd. Coffee Pacifica Inc. will carry out its New Guinea operations through this wholly-owned subsidiary.

NOTE E GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company intends to sell an additional 1,000,000 shares of its common stock at $1.00 per share for $1,000,000 in order to provide additional capital to begin its principal operations.

NOTE F SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Company's SB-2 registration statement filed with the US Securities and Exchange Commission was declared "effective" on July 30, 2003. The prospectus relates to the primary offering by the Company of 1,000,000 shares of the common stock at $1.00 per share and selling security holders offering 1,050,916 shares of the Company's common stock.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This 10QSB should be read in conjunction with the Company's SB-2 registration statement, which has been filed with the Securities Exchange Commission.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employee lacks experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our only source for green coffee beans and other risks described more fully below in "Factors That May Affect Our Future Results". Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had $10,438 cash deposited in the bank. During the six months ended June 30, 2003, we did not generate any revenue and incurred a loss of $31,508 consisting of following expenses; travel $6,559, professional fees $17,377, licenses and fees $200, telephone $1,578, interest $161 and general office expenses $5,633. Our current liabilities totalled $13,021comprised of accounts payables $6,021 and a loan from stockholders $7,000. We do not have any long-term debts, or obligation as of June 30, 2003. Our total accumulated losses from December 21, 2001(date of inception) to June 30, 2003 total $110,835.

For the twelve month period ended December 31, 2002, we did not generate any revenue and incurred a loss of $79,327. We financed our operations by issuing common shares and used the money to pay expenses including advertising and promotion $3,132, Papua New Guinea operations $32,500, travel cost $6,959, professional fees $12,762, consulting fees $14,209, telephone $2,819, general office expense $5,998 and web site expenses $542.

The $10,438 in cash deposited in the bank as of June 30, 2003 would be sufficient to meet cost of our office operations including office supplies telephone, facsimile, postage, courier and license fees for the next twelve months if we do not raise any funding under the primary offering and do not commence our "Plan of Operation" as discussed below and in our prospectus.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Our SB-2 registration statement was declared effective on July 30, 2003. Coffee Pacifica is making a primary offering of 1,000,000 shares of the common stock at an offering price of $1.00 per share. This offering is made directly to investors by Coffee Pacifica on a best efforts basis. Coffee Pacifica is not using an underwriter for this offering. There is no minimum offering. The maximum offering under this prospectus is for 1,000,000 shares. Coffee Pacifica does not intend to return stock sales proceeds to investors under any circumstances. The total amount of the money raised from the sale of the 1,000,000 shares will be used for purposes of furthering our "Plan of Operations", as detailed below and discussed in our prospectus

If we are successful with the primary offering of 1,000,000 shares of the common stock at $1.00 per share under the prospectus and net proceeds of $978,000 are received, we will have sufficient funds to fully implement our business plan. Specifically, our plan of operation for the next 12 months is to:

  Purchase unprocessed (parchment) green bean coffee from farmers/shareholders. The coffee season in Papua New Guinea runs from May to August. In September 2003, we plan to hire five causal workers in Papua New Guinea for grading, sorting and packing of green coffee beans. We plan to commence purchasing unprocessed green bean coffee starting in September 2003, and to continue to do so until October 2003. Thereafter, we plan to continue purchasing the limited amount of unprocessed green coffee beans that are late and early season crops. These late and early season coffee crops are usually available till next coffee season, May 2004. During the next twelve months, we plan to purchase, process, sort, and bag the green bean coffee ready for shipment from Port of Lae, in Papua New Guinea at Free on Board ("FOB") prices to our potential customers in the United States and Canada. Each container load will contain approximately three hundred (300) sixty-kilogram (60 kg) bags of green bean coffee. The sale price of the coffee will be mutually negotiated with the customers using the current New York "C" coffee contract market prices as the benchmark price. Customers will issue a Letter of Credit payable to Coffee Pacifica at site upon loading of the container on the ship. We have budgeted approximately $344,750 out of the total net proceeds of $978,000 to be applied towards the purchasing of unprocessed green bean coffee. However, if we are unable to raise all the funding, we may have to limit our purchasing activities, which may cause our business to fail.

  Rent warehouse facilities in Lae, Papua New Guinea, lease a truck and purchase sorting, grading, weighing and packing equipment. Starting in August 2003, we plan to search to rent a 1,500 square foot warehouse in Lae, Papua New Guinea. Thereafter we will apply to obtain a warehouse business license from the City of Lae, which will take approximately 15 days for approval. We plan to occupy a warehouse in Lae, Papua New Guinea by September 2003. The warehouse will be used for office and processing of coffee. The monthly rental rate is anticipated to be in the range of $800 to $1,000 per month. Annual business license cost will be approximately $100. The cost to acquire weighing and packing equipment is expected to be between $10,000 and $18,000. It is anticipated that it will take approximately 30 to 45 days to install weighing and packaging equipment and distribution infrastructure at our rented or leased warehouse in Lae, Papua New Guinea. All our Papua New Guinea operations will be conducted through our 100% owned subsidiary Coffee Pacifica PNG Ltd. We have budgeted approximately $98,500 out of the total net proceeds of $978,000 to be applied towards the purchasing of sorting, grading, weighing and packaging equipment and truck leasing cost and other related costs. However, if we are unable to raise all the funding, we may have to severely limit our activities which may cause our business to fail.

  Rent warehouse facilities in Las Vegas, Nevada and to hire at least two employees as support staff for the officers. In January 2004, we plan to rent a small warehouse space in Las Vegas, Nevada for the general corporate and sales and customer service purposes. According to city and county officials in Las Vegas, a warehouse business license will take approximately 30 days for approval and cost approximately $150. In February 2004, we plan to hire only one employee and in June 2004, we may hire one additional employee. We expect our rental cost to be in range of $1,000 to $1,500 per month and general and administration costs to be in the range of $5,000 to $6,000 per month. Annual business license cost will be approximately $150. We have budgeted approximately $118,200 out of the total net proceeds of $978,000 to be applied towards the general and administration expenses and for our corporate head office costs in Las Vegas. However, if we are unable to raise all the funding, we may have to severely limit our activities which may cause our business to fail.

  Complete the construction of our website and to market and sell our green bean coffee. Starting in August 2003, Mr. Brooks Farrell, Manager, will start to personally visit potential customers in selected areas of the United States and Canada. Mr. Farrell will deliver green coffee bean samples to interested potential customers with the intent to negotiate and enter contracts to supply green bean coffee to such parties. Supplying of green bean coffee samples and visiting of potential customers by Mr. Brooks Farrell will continue throughout the next 12 months. The costs are expected to be in the range of $5,000 per month. We have budgeted approximately $118,200 out of the total net proceeds of $978,000 to be applied towards the marketing and selling expenses and to complete the construction our website. However, if we are unable to raise all the funding, we may have to severely limit our marketing and selling activities, which may cause our business to fail.

If we are unsuccessful in obtaining 100% ($1,000,000) of the funding under the primary offering, we will not be able to fully commence our operations, at a level, as planned and discussed above and our prospectus. As such, we may have to severely limit our activities, which will directly impact our ability to purchase significant amounts of unprocessed green bean coffee, lease a truck in Papua New Guinea, purchase sorting, grading, weighing and packing equipment, hire two employees, rent warehouses in Las Vegas and Lae, Papua New Guinea, complete the construction of our website and restrict our ability to market and sell the green bean coffee. As a result, of insufficient funding, it may cause our business to fail and investors could lose their entire investment.

We need to raise at least 10% ($100,000) from the primary offering in order to start, on a severely restricted basis, to implement our business plan. We would be able to purchase, process, sort, bag and sell the green bean coffee but our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee will severely restricted. As a result of a lack of sufficient quantity of unprocessed green bean coffee in our inventory our business operations will be adversely affected. We may not be able to fill the potential customers orders, which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail. As discussed, we have budgeted, the total net proceeds of $78,000 to be applied towards coffee costs $29,750, Papua New Guinea costs $8,500, general and administration expenses $10,200, marketing and selling expenses $10,200, financial expenses $7,650 and retain as working capital $11,700. We will not be able to purchase weighing and packing equipment and rent a warehouse in Lae, Papua New Guinea. In addition, we will have to defer indefinitely the leasing of a truck in Papua New Guinea, construction of our website, the hiring of two staff employee in Las Vegas and the rental or leasing of the warehouse in Las Vegas, Nevada. We will minimize our general and administration, financial and marketing and selling expenses. We may possibly rent a small office space in Las Vegas, Nevada on a month- to-month basis for our head office purposes. Any revenue we earn will be infused back into Coffee Pacifica and used for working capital. However, we may not be able to generate any revenue, minimize our general and administration, financial and marketing and selling expenses as actual expenses could be higher as a result of number of factors both foreseen and unforeseen which may cause us to curtail our business.

If we raise an amount less than 10% of the full primary offering, we will be forced to severely scale back the implementation of our business plan and operations. The extent of such restrictions cannot be known at this time, but we anticipate the restrictions to force us to: cut back on our marketing activities and administration costs; we would likely not be able to rent any warehouse or office space; and we may not be able to purchase any green bean coffee during the current year. We would also be forced to obtain additional and different sources of financing in order to continue to implement our business plan and to continue our operations. We cannot be assured of securing needed financing on acceptable terms.

Use of Proceeds

We intend to raise $1,000,000 from the sale of 1,000,000 shares of common stock at $1.00 per share. This offering has a maximum amount of $1,000,000, and no minimum. We do not intend to return any stock sales proceeds to investors if the maximum amount is not raised. There is no assurance that Coffee Pacifica will raise the full $1,000,000 under the primary offering as anticipated. The following is the breakdown of how Coffee Pacifica will use the proceeds if only 10 percent, 25 percent, 50 percent, 75 percent or 100 percent of the total primary offering amount is raised:

If only 10% of the offering is sold, Coffee Pacifica will be forced to implement its plan of operation on a severely restricted basis and we will be forced to find alternate sources of financing which cannot be assured. A lack of sufficient funds may cause us to cease our operations.

If only 25% of the offering is sold, Coffee Pacifica will be able to further its plan of operations on a limited basis but without ability to purchase significant amounts of unprocessed green coffee beans. Therefore, lack of sufficient supplies may cause the business to fail.

In the event that only 50% of the offering amount is raised, Coffee Pacifica would be able to further its plan of operation; however, its activities would be severely restricted. Without the ability to aggressively pursue Coffee Pacifica's plan of operations, it is likely that it would take much longer to build a profitable business.

If 75% of the total offering amount is raised, there will be sufficient funds to pay a significant portion of all budgeted expenditure items.

	10%	25%	50%	75%	100%
Gross Proceeds	$100,000	$250,000	$500,000	$750,000	$1,000,000
Estimated Offering Expenses	22,000	22,000	22,000	22,000	22,000
Total Net Proceeds	$78,000	$228,000	$478,000	$728,000	$978,000
Uses of Net Proceeds
Coffee Cost	29,750	82,250	169,750	257,250	344,750
Papua New Guinea Cost	8,500	23,500	48,500	73,500	98,500
General and Administration	10,200	28,200	58,200	88,200	118,200
Marketing and Selling	10,200	28,200	58,200	88,200	118,200
Financial	7,650	21,150	43,650	66,150	88,650
Working Capital	11,700	44,700	99,700	154,700	209,700
Total Uses of Net Proceeds	$78,000	$228,000	$478,000	$728,000	$978,000

The above-noted expenditure items are defined as follows:

Coffee Cost: All cost associated with purchase of unprocessed (parchment) green coffee beans, casual workers wages and cost of transportation of the green beans to the warehouse for processing.

Papua New Guinea Cost: All costs and expenses related to our PNG operations incurred in PNG by 100% owned subsidiary Coffee Pacifica PNG Ltd. These costs include one time purchase of sorting, grading, weighing and packaging equipment. A truck leasing cost, direct and indirect labor cost for graders, packers and administration employees. Also, includes office cost, telephone, utilities, warehouse rental and general and miscellaneous expenses.

General and Administration: All direct and indirect material, labour , and overhead cost incurred at Coffee Pacifica's corporate head office in Las Vegas, Nevada including employee salaries and benefits, office rent, office supplies, telephone and facsimile, utilities, postage, courier, freight, travel and accommodation, license fees, automobile expenses, equipment leases and other miscellaneous expenses.

Marketing and Selling: Expenses include commission, printing, advertising and promotional expenses, and web site administration.

Financial: Expenses consist of accounting fees, legal fees, treasury function expenses, transfer agent fees, insurance, investor relations, bank charges, letter of credit charges, membership and subscriptions.

Working Capital: Excess cash on hand to be invested primarily in treasury bills but available to pay for expenses not defined in other expenditure items including anticipated payment in future of salaries and benefits to our officers, directors and employees. As of the date of this report, we do not have any agreements or arrangements in place with our officers, directors and employees for any payment of salaries and benefits.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

Our ability to continue with our business plan is subject to us obtaining the necessary funding from the primary offering of $1,000,000 under this registration statement and our ability to generate revenue. Our independent auditor, David E. Coffey, CPA, stated in his report dated May 30, 2003, that our financial statements for the first quarter ended March 31, 2003 and year ended December 31, 2002 were prepared assuming that we could continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of zero revenue and accumulated losses of $98,626 incurred to March 31, 2003 since inception. There are no assurances that we will be successful in selling to investors 1,000,000 shares of our common stock at a price of $1.00 per share and/or generate any revenue. Accordingly, our potential as a going concern could be affected and our ability to continue with our business plan would be harmed. As a result, the investors could lose their entire investment.

Decreased availability of quality green bean coffee would have an adverse affect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business. A significant portion of our anticipated revenue will be realized during the Papua New Guinea coffee harvest season, which is from May to August. Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought, would have an adverse effect upon the supply of quality green bean coffee at a reasonable price, which, in turn, would directly impact our ability to market and distribute green bean coffee in the United States and Canada. As a result, our business would be impaired and we may have to curtail or cease our operations and the investors could lose their entire investment.

Green bean coffee trades on the commodities market. The supply and price of green bean coffee is affected by multiple factors in the various producing countries including; weather, political, and economic conditions. We plan to sell our green bean coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark (beginning) price will be directly tied to the then current prevailing price of New York "C" futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of green bean coffee increases we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer accordingly. As a result, our business will be adversely affected and we may have to curtail or cease our operations and the investors could lose their entire investment.

If we fail to raise at least $100,000 from this offering we will be unable to implement our business plan and we will be forced to restrict our operations and to find alternate sources of financing. If we are forced to find alternate sources of financing and are unsuccessful in securing such financing on acceptable terms we may not be able to operate our business.

The selling security holders will sell their stock at $1.00 per share, until the securities are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. The selling security holders selling price of their shares will not necessarily be dependent on the price for which we are offering the shares. We may not be able to sell our primary offering shares if the shares sold by the selling security holders are sold for a price that is less than the price for which Coffee Pacifica is selling its primary offering shares.

Part II-OTHER INFORMATION

Part II of the Company's SB-2 Registration Statement, effective on July 30, 2003, is incorporated herein by reference.

ITEM 1. LEGAL PROCEEDINGS

- None -

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- None -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5. OTHER INFORMATION

- None -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the period through June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	August 14, 2003

CERTIFICATIONS

I, Shailen Singh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coffee Pacifica, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Shailen Singh, certify that:

I have reviewed this quarterly report on Form 10-QSB of Coffee Pacifica, Inc.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: August 14, 2003

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Coffee Pacifica, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Shailen Singh, President and Chief Executive Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2003

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller