Form 10QSB
period 2003-09-30
COFFEE PACIFICA INC
filed 2003-11-04
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

-----------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  [ ]

There were 7,385,274 shares outstanding of common stock of the registrant at September 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  No 

COFFEE PACIFICA, INC.

INDEX

UNAUDITED FINANCIAL STATEMENTS

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2003 (UNAUDITED)

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

Las Vegas, Nevada

I have reviewed the accompanying financial statements of Coffee Pacifica, Inc. (a development stage company) as of September 30, 2003 and December 31, 2002. These statements are the responsibility of Coffee Pacifica, Inc.'s management.

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

David E. Coffey, C.P.A.

Las Vegas, Nevada

October 22, 2003

1

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS	--------------------	----------------------

Cash	$465	$35,708
Prepaid expenses	4,000	0
Investment in subsidiary	100	100
	--------------------	----------------------
Total Assets	$4,565	$35,808
	===========	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable Loans from stockholders	$7,550 7,000	$2,783 0
	--------------------	----------------------
Total Liabilities	14,550	2,783

Stockholders' Equity
Common stock, authorized
75,000,000 shares at .001 par value
7,385,274 shares and 7,360,521 shares respectively, issued and outstanding	7,385	7,360
Additional paid-in capital	129,720	104,992
Deficit accumulated during the
development stage	(147,090)	(79,327)
	--------------------	----------------------
Total Stockholders' Equity	9,985	33,025

Total Liabilities and Stockholders' Equity	$4,565	$35,808
	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Nine months ending September 30,2003 (Unaudited)	Year ending December 31, 2002(Audited)	From Inception, Dec. 21, 2001 to June 30, 2003 (Unaudited)
	-------------------	-------------------	----------------------
Income	$0	$0	$0

Expenses
Advertising and promotion	0	3,132	3,132
Papua New Guinea operat.	0	32,500	32,500
Marketing	5,500	0	5,500
Travel	12,819	6,959	19,778
Professional fees	21,414	12,762	34,175
Service fees	2,271	0	2,271
Licenses and fees	200	390	590
Consulting	13,873	14,209	28,082
Office expenses	8,878	5,998	14,876
Telephone	2,633	2,819	5,452
Interest	175	16	192
Web site expenses	0	542	542
	-------------------	-------------------	----------------------
Total expenses	67,763	79,327	147,090

Net loss	(67,763)	$(79,327)	$(147,090)
			============

Retained earnings, beginning of period	(79,327)	0
	-------------------	-------------------

Deficit accumulated during the development stage	$(147,090)	$(79,327)

	===========	===========
Earnings (loss) per share, assuming dilution:
Net loss	$(0.01)	$(0.01)	$(0.01)
	===========	===========	=============

Weighted average shares outstanding	7,364,933	7,201,021	7,293,221
	===========	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO SEPTEMBER 30, 2003 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	--------------	----------	--------------	----------------------	-----------
December 31, 2001	--	$--	$--	$--	$--

Issuance of common stock for services, January 3, 2002	300,000	300	0	0	300

Issuance of common stock for services, June 29, 2002	6,000,000	6,000	0	0	6,000

Issuance of common stock for cash, June 30, 2002	255,000	255	25,245	0	25,500

Issuance of common stock for services, June 30, 2002	305,000	305	30,195	0	30,500

Issuance of common stock for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	24,827

Issuance of common stock for cash, October 31, 2002	237,500	237	23,513	0	23,750

Issuance of common stock for services, October 31, 2002	14,750	15	1,460	0	1,475

Less net loss	0	0	0	(79,327)	(79,327)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2002	7,360,521	7,360	104,992	(79,327)	33,025

Issuance of common stock For cash, August and September	24,753	25	24,728		24,728

Less net loss	0	0	0	(67,763)	(67,763)
	--------------	----------	--------------	----------------------	------------
Balance, March 31, 2003	7,385,274	$7,385	$129,720	$(147,090)	$(9,985)
	========	======	========	=============	=======

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Nine months ending September 30, 2003 (Unaudited)	Year ending December 31, 2002 (Audited)	$	From Inception, Dec. 21, 2002 to September 30, 2003 (Unaudited)
	---------------------	-------------------		----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(67,763)	$(79,327)		$(147,090)
Non-cash items included in net loss
Common stock issued for services	0	63,102		63,102
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses increase	(4,000)	0		(4,000)
Accounts payable increase Loans from stockholders	4,767 7,000	2,783 0		7,550 7,000
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(59,996)	(13,442)		(73,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	0	100		100
	---------------------	-------------------		----------------------
NET CASH USED BY INVESTING ACTIVITIES	0	100		100

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	25	493		517
Paid-in capital	24,728	48,757		73,486
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,753	49,250		74,003

NET INCREASE IN CASH	(35,243)	35,708		$465
				=============
CASH AT BEGINNING OF PERIOD	35,708	0
	---------------------	-------------------
CASH AT END OF PERIOD	$465	$35,708
	============	===========
SUPPLEMENTAL INFORMATION:
Common stock issued for cash		$517
Common stock issued for services		6,868
Common stock issued and outstanding				$7,360
Paid-in capital for cash stock sales		$73,486
Paid-in capital-stock issued for services		56,234
Additional paid-in capital				$129,720

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

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

During the months of August and September 2003, the Company sold 24,753 shares of its common stock at $1.00 per share for a total of $24,753.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

NOTE D WHOLLY OWNED SUBSIDIARY

On June 21, 2002, Papua New Guinea issued a Certificate of Incorporation to Coffee Pacifica PNG Ltd. Coffee Pacifica Inc. will carry out its Papua New Guinea operations through this wholly owned subsidiary.

NOTE E GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company intends to sell an additional 1,000,000 shares of its common stock at $1.00 per share for $1,000,000 in order to provide additional capital to begin its principal operations.

NOTE F COMMON STOCK OFFERING

The Company's SB-2 registration statement filed with the US Securities and Exchange Commission was declared "effective" on July 30, 2003. The prospectus relates to the primary offering by the Company of 1,000,000 shares of the common stock at $1.00 per share and selling security holders offering 1,050,916 shares of the Company's common stock. As of September 30, 2003, 24,753 shares of the Company's offering were sold.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This 10QSB should be read in conjunction with the Company's SB-2 registration statement, (the "Offering") which has been filed with the Securities Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, we did not generate any revenue and incurred a loss of $67,763 consisting of following expenses; marketing $5,500, travel $12,819, professional fees $21,414, service fees $2,271, licenses and fees $200, consulting $13,873, telephone $2,633, interest $175 and general office expenses $8,878. Our liabilities totalled $14,550 comprised of accounts payables $7,550 and a loan from stockholders $7,000. We do not have any long-term debts, or obligations as of September 30, 2003. Our total accumulated losses from December 21, 2001(date of inception) to September 30, 2003 total $147,090.

For the previous twelve-month period ended December 31, 2002, we did not generate any revenue and incurred a loss of $79,327. We financed our operations by issuing common shares and used the money to pay expenses including advertising and promotion - $3,132, Papua New Guinea operations - $32,500, travel costs - $6,959, professional fees - $12,762, consulting fees - $14,209, telephone - $2,819, general office expenses - $5,998 and web site expenses - $542.

As of September 30, 2003, 24,753 shares of the Offering were sold at $1.00 per shares for a total sale proceeds of $24,753. The proceeds were used to pay for marketing, travel, professional, consulting and costs of our office operations including office supplies, telephone, facsimile, postage and courier.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Our SB-2 registration statement was declared effective on July 30, 2003. Coffee Pacifica is making a primary offering of 1,000,000 shares of the common stock at an offering price of $1.00 per share. This offering is made directly to investors by Coffee Pacifica on a best efforts basis. Coffee Pacifica is not using an underwriter for this Offering.There is no minimum offering. The maximum offering under this prospectus is for 1,000,000 shares. Coffee Pacifica does not intend to return stock sales proceeds to investors under any circumstances. The total amount of the money raised from the sale of the 1,000,000 shares will be used for purposes of furthering our "Plan of Operations", as detailed below and discussed in our prospectus

If we are successful with the primary offering of 1,000,000 shares of the common stock at $1.00 per share under the prospectus and net proceeds of $978,000 are received, we will have sufficient funds to fully implement our business plan. Specifically, our plan of operation for the next 12 months is to:

  Purchase unprocessed (parchment) green bean coffee from farmers/shareholders. The coffee season in Papua New Guinea runs from May to August. We plan to commence purchasing the limited amount of unprocessed green coffee beans that are late and early season crops in December 2003. These late and early season coffee crops are usually available until next coffee season, May 2004. During the next twelve months, we plan to purchase, process, sort, and bag the green bean coffee ready for shipment from Port of Lae, in Papua New Guinea at Free on Board ("FOB") prices to our potential customers in the United States and Canada. Each container load will contain approximately three hundred (300) sixty-kilogram (60 kg) bags of green bean coffee. The sale price of the coffee will be mutually negotiated with the customers using the current New York "C" coffee contract market prices as the benchmark price. Customers will issue a Letter of Credit payable to Coffee Pacifica at site upon loading of the container on the ship. We have budgeted approximately $344,750 out of the total net proceeds of $978,000 to be applied towards the purchasing of unprocessed green bean coffee. However, if we are unable to raise all the funding, we may have to limit our purchasing activities, which may cause our business to fail.

  Rent warehouse facilities in Lae, Papua New Guinea, lease a truck and purchase sorting, grading, weighing and packing equipment. Starting in January 2004, we plan to rent a 1,500 square foot warehouse in Lae, Papua New Guinea. Thereafter we will apply to obtain a warehouse business license from the City of Lae, which will take approximately 15 days for approval. We plan to occupy a warehouse in Lae, Papua New Guinea by February 2004. The warehouse will be used for office and processing of coffee. The monthly rental rate is anticipated to be in the range of $800 to $1,000 per month. Annual business license cost will be approximately $100. The cost to acquire weighing and packing equipment is expected to be between $10,000 and $18,000. It is anticipated that it will take approximately 30 to 45 days to install weighing and packaging equipment and distribution infrastructure at our rented or leased warehouse in Lae, Papua New Guinea. All our Papua New Guinea operations will be conducted through our 100% owned subsidiary Coffee Pacifica PNG Ltd. We have budgeted approximately $98,500 out of the total net proceeds of $978,000 to be applied towards the purchasing of sorting, grading, weighing and packaging equipment and truck leasing cost and other related costs. However, if we are unable to raise all the funding, we may have to severely limit our activities, which may cause our business to fail.

  Rent warehouse facilities in Las Vegas, Nevada and hire at least two employees as support staff for the officers. In January 2004, we plan to rent a small warehouse space in Las Vegas, Nevada for general corporate and sales and customer service purposes. According to city and county officials in Las Vegas, a warehouse business license will take approximately 30 days for approval and cost approximately $150. In February 2004, we plan to hire only one employee and in June 2004, we may hire one additional employee. We expect our rental cost to be in the range of $1,000 to $1,500 per month and general and administration costs to be in the range of $5,000 to $6,000 per month. Annual business license costs will be approximately $150. We have budgeted approximately $118,200 out of the total net proceeds of $978,000 to be applied towards the general and administration expenses and for our corporate head office costs in Las Vegas. However, if we are unable to raise all the funding, we may have to severely limit our activities, which may cause our business to fail.

  Complete the construction of our website and to market and sell our green bean coffee. Starting in August 2003, Mr. Brooks Farrell, Manager, started to personally visit potential customers in selected areas of the United States and Canada. Mr. Farrell has delivered green coffee bean samples to interested potential customers with the intent to negotiate and enter into contracts to supply green bean coffee to such parties. Supplying of green bean coffee samples and visiting of potential customers by Mr. Brooks Farrell will continue throughout the next 12 months. The costs are expected to be in the range of $5,000 per month. We have budgeted approximately $118,200 out of the total net proceeds of $978,000 to be applied towards the marketing and selling expenses and to complete the construction of our website. However, if we are unable to raise all the funding, we may have to severely limit our marketing and selling activities, which may cause our business to fail.

If we are unsuccessful in obtaining 100% ($1,000,000) of the funding under the primary offering, we will not be able to fully commence our operations at a level as planned and discussed above and in our prospectus. As such, we may have to severely limit our activities, which will directly impact our ability to purchase significant amounts of unprocessed green bean coffee, lease a truck in Papua New Guinea, purchase sorting, grading, weighing and packing equipment, hire two employees, rent warehouses in Las Vegas and Lae, Papua New Guinea, complete the construction of our website and restrict our ability to market and sell the green bean coffee. As a result of insufficient funding, it may cause our business to fail and investors could lose their entire investment.

We need to raise at least 10% ($100,000) from the primary offering in order to start, on a severely restricted basis, to implement our business plan. We would be able to purchase, process, sort, bag and sell the green bean coffee but our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee will severely restricted. As a result of a lack of sufficient quantity of unprocessed green bean coffee in our inventory our business operations will be adversely affected. We may not be able to fill the potential customers orders, which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail. As discussed, we have budgeted, the total net proceeds of $78,000 to be applied towards coffee costs of $29,750, Papua New Guinea costs of $8,500, general and administration expenses of $10,200, marketing and selling expenses of $10,200, financial expenses $7,650 and retain as working capital $11,700. We will not be able to purchase weighing and packing equipment and rent a warehouse in Lae, Papua New Guinea. In addition, we will have to defer indefinitely the leasing of a truck in Papua New Guinea, construction of our website, the hiring of two staff employees in Las Vegas and the rental or leasing of the warehouse in Las Vegas, Nevada. We will minimize our general and administration, financial and marketing and selling expenses. We may possibly rent a small office space in Las Vegas, Nevada on a month- to-month basis for our head office purposes. Any revenue we earn will be infused back into Coffee Pacifica and used for working capital. However, we may not be able to generate any revenue, minimize our general and administration, financial and marketing and selling expenses as actual expenses could be higher as a result of a number of factors both foreseen and unforeseen which may cause us to curtail our business.

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

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

Our ability to continue with our business plan is subject to us obtaining the necessary funding from the primary offering of $1,000,000 under this registration statement and our ability to generate revenue. Our independent auditor, David E. Coffey, CPA, stated in his report dated June 30, 2003, that our financial statements for the first two quarters of 2003 and year ended December 31, 2002 were prepared assuming that we could continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of zero revenue and accumulated losses of $147,090 incurred to September 30, 2003 since inception. There are no assurances that we will be successful in selling to investors' 1,000,000 shares of our common stock at a price of $1.00 per share and/or generate any revenue. Accordingly, our potential as a going concern could be affected and our ability to continue with our business plan would be harmed. As a result, the investors could lose their entire investment.

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

ITEM 3 CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended September 30, 2003, of the fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II-OTHER INFORMATION

Part II of the Company's SB-2 Registration Statement, effective on July 30, 2003, is incorporated herein by reference.

ITEM 1. LEGAL PROCEEDINGS

-None -

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

(b) Reports on Form 8-K:

No reports on Form 8-K was filed during the period through September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.
Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	November 4, 2003

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

Date: November 4, 2003

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

Date: November 4, 2003

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Coffee Pacifica, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Shailen Singh, President and Chief Executive Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 4, 2003

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller