Form 10KSB
period 2003-12-31
COFFEE PACIFICA INC
filed 2004-03-12
CIK 1208833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-KSB
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ended December 31, 2003

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

COFFEE PACIFICA, INC.

-----------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	46-0466417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P.O. Box 95012, 8726 Barnard Street, Vancouver, B.C., Canada	V6P 6A6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 274 8004

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, Par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $0.00(1)

There is presently no public market for the common stock Coffee Pacifica, Inc. As of the date of this report, Coffee Pacifica has applied for the quotation of its common stock on the OTCBB market. The NASD has not, as of the date of this 10-K, approved the Company's application for quotation of its stock on the OTCBB.

As of March 12,2004, Coffee Pacifica Inc. had 7,461,893 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item No.
A WARNING ABOUT FORWARD-LOOKING STATEMENTS

PART I

ITEM 1.	Description of Business
ITEM 2.	Description of Property
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters
ITEM 6.	Management's Discussion and Analysis of Plan of Operation
ITEM 7.	Financial Statements
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 8A.	Controls and Procedures

PART III

ITEM 9.	Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act.
ITEM 10.	Executive Compensation
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 12.	Certain Relationships and Related Transactions
ITEM 13.	Exhibits and Reports on From 8-K
ITEM 14.	Principal Accountants Fees and Services

PART IV

ITEM 15.	Signatures

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employee lacks experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our only source for green coffee beans. Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report on Form 10-KSB. Reader should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1 Description of Business

Business Development

Coffee Pacifica, Inc. was incorporated on December 21, 2001 in the state of Nevada. We have never declared bankruptcy or been in receivership and have never been involved in any legal action or proceedings whatsoever. Since becoming incorporated, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Business of Coffee Pacific, Inc.

We are a development stage company in the process of establishing as a distributor and marketer in the United States and Canada of green bean coffee produced in Papua New Guinea. Since our incorporation on December 21, 2001, our start-up and development activities have included the evaluation of potential customers in the United States and Canada; meetings and discussions held in Papua New Guinea; coffee farmer evaluation and testing of green bean coffee; and reviewing of the green bean coffee production in Papua New Guinea. We have also developed a database pertaining to the coffee farms and coffee farmers of Papua New Guinea. The database details include the location of farms, number of producing trees, farm size in hectares, current production, potential future production, coffee species, variety, method of transportation and classification of farmers as organic and non-organic producers.

Coffee Pacifica expects to generate revenue from the sale of green bean organic and non-organic premium grade Papua New Guinea grown coffee. Our plan is to sell Papua New Guinea grown green coffee beans directly to wholesalers, coffee brokers, coffee roasters, retail coffee shops, specialty grocery and gourmet food stores. As of December 31, 2003, we do not have any customers; nor have we purchased, processed or sold any green bean coffee in the United States or Canada.

Coffee Bean Species, Varieties, Quality and Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on weather, economic and political conditions in coffee producing countries. Coffee Pacifica depends on Papua New Guinea coffee farmers/shareholders to access quality green bean coffee from the various growing regions in Papua New Guinea.

The two coffee species grown in Papua New Guinea are arabica and robusta. The main varieties of arabica coffee are "Blue Mountain", "Arusha", "Bourbon" and "Mundonova". According to the Coffee Industry Corporation of Papua New Guinea domestic production data for 2003 coffee season, approximately eighty-six percent (86%) of green bean coffee in Papua New Guinea is grown by landowners in the Highlands region between the altitudes of 4,000 to 8,000 feet above sea level in the rich volcanic soils.

We do not anticipate having to depend on any one farmer for the supply of the green coffee beans to the extent that a disruption in the supply from one farmer to us could not be remedied quickly and cost effectively. We intend to obtain our green beans from farmers who produce quality green coffee beans. We have informal relationships with coffee farmers and are engaged in verbal conversations with potential additional farmers/shareholders of coffee beans. We believe our farmer-shareholders represent a potential source of quality arabica beans that are produced in sufficient quantities on farms close to main arterial routes. Because these farmers are also shareholders of Coffee Pacifica there are existing relationships and the farmers have a vested interest in the success of Coffee Pacifica. We believe such relationships are mutually beneficial for Coffee Pacifica and our farmer-shareholders alike and may result in favourable coffee bean supplies, quality and costs. We plan to have formal agreements or commitments for such individuals to provide us with quality coffee beans. As of December 31, 2003, we have not entered into any contracts or purchased any green bean coffee from our farmer-shareholders and/or other coffee farmers in Papua New Guinea.

Coffee Market

There is an established market for green bean coffee in the United States and Canada. According to the International Coffee Organization, "Green Bean Consumption", data for the 2003 green bean coffee season, the United States consumed approximately twenty million (20 million) sixty-kilogram bags of green bean coffee and Canada consumed approximately two million (2 million) sixty-kilogram bags of green bean coffee.

Papua New Guinea grown arabica and robusta green bean coffee has an established market. According to the International Coffee Organization "Country Production" data for the 2002 green bean coffee season, Papua New Guinea produced approximately one million (1million) sixty-kilogram bags of green bean coffee, which is approximately two percent (2%) of the world green bean coffee production.

Customer Categories

Coffee Pacifica's largest potential geographical market is the United States and Canada. There are four broad potential customer groups: roaster retailers, commercial roasters, coffee brokers, gourmet roasters and retailers. As of December 31, 2003, we do not have any customers in the afore-mentioned customer groups.

Roaster retailers are vertically integrated sellers of coffee and other beverages who operate their own coffee roasting facilities to supply roasted coffee to their own retail coffee shops and through other food service distribution channels, such as grocery stores. As of December 31, 2003, we do not have any customers in this group.

Commercial roasters, who do not operate their own retail coffee shops, operate roasting facilities and supply roasted coffee to third party retail coffee shops, grocery stores, the hotel and restaurant trade, through other food service distribution channels. As of December 31, 2003, we do not have any customers in this group.

Coffee brokers purchase and sell green coffee beans to smaller roasters retailers and commercial roasters. The coffee broker segment will help consolidate distribution channels and provide access to many smaller commercial roasters and roaster retailers. As of December 31, 2003, we do not have any customers in this group.

Specialty gourmet roasters and retailers are small coffee shops that sell whole bean coffees that are ground at home, in retail grocery stores or commercially. As of December 31, 2003, we do not have any customers in this group.

We believe that no disproportionately significant amount of revenue will come from any single customer, therefore, we do not expect to depend on any single customer.

Competitive Position & Pricing Policy

We plan to sell to the potential customers in the afore-mentioned groups. These purchasers of green bean coffee in the United States and Canada depend upon outside trading companies and exporters for their supply of green bean coffee. In order to encourage the continuing supply of quality coffee beans in the future, these purchasers routinely negotiate with the exporters or trading companies to purchase green bean coffee which are tied to the specific New York "C" futures coffee contract market prices for future deliveries of green bean coffee. The New York "C" futures coffee contract trades on New York, Coffee Sugar & Cocoa Exchange. We plan to sell our green bean coffee, at a mutually negotiated price, to the potential customers using the New York "C" futures coffee contract market prices as the "benchmark price". We will add a premium amount to the benchmark price for the green bean coffee considered to be of a superior quality and deduct a discount amount from the benchmark price for green bean coffee considered to be of an inferior quality. The quality of the green bean coffee is determined by testing the grades of green bean coffee and by cup tasting for flavor. As of December 31, 2003, we have not sold any green bean coffee or entered into any contracts to sell to the potential customers in the afore-mentioned groups.

Business of Our 100% Owned Subsidiary; Coffee Pacifica PNG Ltd.

In Papua New Guinea, we incorporated under the laws of Papua New Guinea our 100% owned subsidiary Coffee Pacifica PNG Ltd. on June 21 2002. As of the date of this report, the directors of that company are Shailen Singh and Jon Yogiyo. Jon Yogiyo is the Chief Executive Officer, President, Secretary and Treasurer of our subsidiary. We intend to use the subsidiary to conduct all our Papua New Guinea operations including, purchasing, processing, and shipping green bean coffee from Papua New Guinea. As of the fiscal year ended December 31, 2003, we have not conducted any business activities in the subsidiary.

Coffee Packaging and Distribution

We plan to use our subsidiary, Coffee Pacifica PNG Ltd., in Papua New Guinea to purchase unprocessed (parchment) coffee beans from the farmers/shareholders and transport the coffee beans in trucks to the processing warehouse in Lae, Papua New Guinea. After processing the parchment green beans, the processed and graded green coffee beans will then be packed in sixty-kilogram (60kg) bags and stored in a rented warehouse in Lae, Papua New Guinea. When orders are received we will transport (to the Lae, shipping port), bagged green bean coffee ready for shipment. After the Coffee Industry Corporation and customs formalities are completed, the bagged green bean coffee will be exported directly to customers. A Coffee Pacifica logo will appear on every sixty-kilogram (60kg) bag of green bean coffee that is packed and shipped. When an order is received from potential customers in USA and Canada, we will automatically pre-form shipping containers and attach invoices and shipping information to the bags and containers designated for delivery. All orders will be delivered using third party freight service and exported directly from Papua New Guinea at Free On Board ("FOB") price at Lae Port, Papua New Guinea. As of December 31, 2003, we have not shipped any green bean coffee out of Papua New Guinea and we have not rented or leased any warehouse in Lae, Papua New Guinea.

Web Site

As of the date of this report, we own the website: www.coffeepacifica.com, which is currently under construction. We have not offered to sell or have sold any green bean coffee through our website at this stage.

Employees

Including officers and Brooks Farrell, Coffee Pacifica presently has three employees. As of the date of this report, there are no employment agreements. All officers and a significant employee's time and efforts are being provided to Coffee Pacifica without compensation.

Government Regulations

We are not aware of any Papua New Guinea federal, state or local laws and regulations that would affect our business operations in Papua New Guinea apart from the Coffee Industry Corporation of Papua New Guinea inspecting all shipments of green bean coffee for the quality control purposes.

Every shipment of green bean coffee out of Papua New Guinea, as part of the quality control documentation, includes a "Phytosanitary Certificate". The National Agriculture Quarantine and Inspection Authority of Papua New Guinea issues the phytosanitary certificate after the inspection, disinfestations and/or disinfection treatment of the green bean coffee ready for shipment. The National Agriculture Quarantine and Inspection Authority of Papua New Guinea, is an independent government of Papua New Guinea funded organization tasked with the responsibilities to ensure that all banned and quarantine pests, diseases, non-regulated pests and non-quarantine pests do not enter or leave Papua New Guinea.

The sale documentations will include a phytosanitary certificate certifying that green bean coffee exported has been tested and inspected for all quarantine pests and diseases including for those non-regulated pests banned by the United States Department of Agriculture and Agriculture Canada. The cost per container (300 bags 60Kg each) shipment for the inspection and certification is approximately $100.

We are not aware of any federal, state laws and regulations in the United States and Canada that would apply to our operations and green bean coffee. We are not subject to regulations by the Food and Drug Administration.

Research and Development Activities

As of December 31, 2003, Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

Reports to Security Holders

Coffee Pacifica will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders. We are a reporting company and are required to file reports with the SEC pursuant to the Exchange Act, including annual reports on form 10-K or 10-KSB, interim quarterly reports on form 10-Q or 10-QSB and periodic reports, as required, on form 8-K.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2 Description of Property

As of the date of this report, we do not own, rent or lease any property, real or otherwise in Las Vegas, Nevada or in Lae, Papua New Guinea. We operate our business from the offices of Shailen Singh, President of Coffee Pacifica. The office is used on a month-to-month basis at no cost to Coffee Pacifica, except for incidental administrative expenses.

Coffee Pacifica does not have any investments or interest in any real estate. Coffee Pacifica also does not invest in real estate mortgages, nor does it invest in Securities of, or interest in, persons primarily engaged in real estate activities.

ITEM 3 Legal Proceedings

As of the date of this report, there is no litigation pending or threatened by or against Coffee Pacifica.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted, to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003..

PART II

ITEM 5 Market for Common Equity and Related Stockholders Matters

Market information

Currently there is no public trading market for the stock of Coffee Pacifica, Inc. Coffee Pacifica has applied to have its common stock quoted or listed on the OTC Bulletin Board. Coffee Pacifica's application is currently pending before the NASD. Trading symbol "CFPC" has been assigned. Coffee Pacifica cannot provide any assurance that the shares of the common stock will ever be quoted on the OTC Bulletin Board or that a public market will materialize if/when quoted.

Holders

As of the date of this report, Coffee Pacifica had 346 shareholders of record of its common stock.

Transfer Agent

PublicEase Inc., Suite 104 3663 East Sunset Road, Las Vegas, Nevada 89120, is the transfer agent for the common stock of Coffee Pacifica.

Dividends

We have not paid any dividends to our shareholders since our inception (December 21, 2001). There are no restrictions that would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Securities authorized for issuance under equity compensation plans

As of the date of this report, no securities are authorized for issuance under equity compensation plan. We do not have any equity compensation plan.

Recent Sales of Unregistered Securities

We have not sold any unregistered securities since the effective date, July 28,2003, of our SB-2/A registration statement filed with the Securities and Exchange Commission. Coffee Pacifica did not repurchase any of its registered securities during the period covered by this 10-K.

Use of Proceeds From Registered Securities

Our SB-2/A registration statement (file # 333-101702) filed with the Securities and Exchange Commission was declared effective on July 28, 2003. The offering under the prospectus was for 1,000,000 shares of the common stock of Coffee Pacifica at an offering price of $1.00 per share. This offering was made directly to investors by Coffee Pacifica on a best efforts basis. Coffee Pacifica did not use an underwriter for this offering and there was no minimum offering. The primary offering was open for a period of 90 days from the effective date of this registration statement. Coffee Pacifica at its discretion extended the primary offering for an additional maximum period of 90 days. The primary offering was closed on January 14, 2004. Approximately 170 days from the effective date of the registration statement. Coffee Pacifica sold 101,372 shares of the common stock at $1.00 per share and received sale proceeds of $101,372. Since Coffee Pacifica raised approximately 10% of the total primary offering amount it is forced to implement its plan of operation on a severely restricted basis. Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. A lack of sufficient funds may cause us to cease our operations.

$ 101,372 raised from the sale of the 101,372 shares under the primary offering will be used for purposes of furthering our plan of operations, as detailed in the "Plan of Operation" section of this annual report. In our prospectus dated July 28, 2003, we included a budget of proposed use of proceeds assuming receipt of only 10% of the total primary offering amount. In accordance with that budget, we anticipate using, the total net proceeds received of $78,000 to be applied as follows: coffee costs $29,750; Papua New Guinea costs $8,500; general and administration expenses $10,200; marketing and selling expenses $10,200; financial expenses $7,650; and retained working capital $11,700. As of December, 2003, our actual use of the proceeds from the sale of the common stock for coffee costs $0; Papua New Guinea costs $0; general and administration expenses $16,739; marketing and selling expenses $12,000; financial expenses $5,618; and retained working capital of $29,366.

No direct or indirect payments from the sale proceeds were made to/for commission, underwriting discounts and expenses, finder's fees, directors, officers or to persons owning ten (10) percent or more of our common stock.

As of December 31, 2003, no payment has been made for the purchase or installation of plant, machinery or equipment, or the purchase/leasing of real estate and/or buildings.

ITEM 6 Managements' Discussion and Analysis of Plan of Operation

Plan of Operation

We are a development stage company in the process of establishing ourselves as a North American distributor and marketer of green bean coffee produced in Papua New Guinea. To date, we have focused our resources on start-up and development activities and the filing of our SB-2/A registration statement with the Securities and Exchange Commission.

Since our incorporation on December 21, 2001, we have generated zero revenue and our accumulated losses from December 21, 2001(date of inception) to December 31, 2003 total $165,842. During the fiscal year ended December 31, 2003, we did not generate any revenue and incurred a loss of $86,515 consisting of following expenses: marketing $12,000; travel $13,080; professional fees $23,772; outside service fees $3,493; licenses and fees $325; consulting $16,203; telephone $3,730; interest $213; and office expenses $13,699. Our liabilities are $5,641; comprised of accounts payables $1,295 and a loan from stockholders $4,346. We do not have any long-term debts, or obligations.

We raised $101,372 from the sale of 101,372 common stock from our primary offering under our prospectus. Since we raised approximately 10% of the total primary offering amount, we are forced to implement our plan of operation on a severely restricted basis as detailed below. Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. As of the date of this report, Coffee Pacifica had a balance of approximately $29,366 in cash deposited in the bank. The cash on hand would be sufficient for the next twelve months to pay the cost of our office operations including office supplies telephone, facsimile, postage, courier, license fees, the web site construction ($2,000), marketing expenses ($1,200 per month) and purchase, process, sort and bag, on order received basis, green bean coffee. Any revenue generated from the sale of green beans will be infused back into Coffee Pacifica and used for working capital. However, a lack of sufficient funds may cause us to cease our operations.

Specifically, our plan of operation for the next 12 months requires us to:

  Complete the construction of our website and to market and sell our green bean coffee. Since September 2003, Brooks Farrell personally visited and delivered samples of green bean coffee to potential customers in selected areas of the United States and Canada. This marketing activity will continue throughout the next 12 months. The costs are expected to be in the range of $800 to $1,200 per month. We also expect to complete the construction of our web site within the next six months at a cost of approximately $2,000.
  Purchase unprocessed (parchment) green bean coffee. The coffee season in Papua New Guinea runs from May to August. To fill the orders we receive, we plan to commence purchasing limited amount of unprocessed green bean coffee starting in May 2004 and continue till the end of the season. During the next twelve months, we plan to subcontract the processing, sorting and bagging of the green bean coffee. As of the date of this report, we have not entered into any subcontract arrangement. Our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee is severely restricted. As a result of a lack of sufficient quantity of unprocessed green bean coffee in our inventory our business operations will be adversely affected. We may not be able to fill the potential customers orders, which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail.

Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future. We also do not plan to purchase or sell any plant and or significant equipment in the next twelve months.

We do not plan to hire any employees. All our officers and a significant employee's time and efforts are being provided to Coffee Pacifica without compensation.

Factors that may affect our future results

Since Coffee Pacifica raised only 10% of the total primary offering amount it is forced to implement its plan of operations on a severely restricted basis. Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms we may not be able to operate our business.

Our ability to continue with our business plan is subject to our ability to generate revenue. Our ability to continue as a going concern is an issue raised as a result of zero revenue and accumulated losses of $165,842 incurred since inception and through December 31, 2003. There are no assurances that we will be successful in generating any revenue. Accordingly, our potential as a going concern could be affected and our ability to continue with our plan of operation would be harmed. As a result, the investors could lose their entire investment.

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

Green bean coffee trades on the commodities market. The supply and price of green bean coffee is affected by multiple factors in the various producing countries including; weather, political, and economic conditions. We plan to sell our green bean coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark (beginning) price will be directly tied to the then current prevailing price of New York "C" futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of green bean coffee increases we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer.As a result, our business will be adversely affected and we may have to curtail or cease our operations and the investors could lose their entire investment.

We have applied to have our common shares quoted on the OTC Bulletin Board. At present, there is no public trading market and an active public market may not develop for our common stock. You may not be able to find purchasers for your shares of our common stock. If you cannot resell your shares then you may not be able to recoup your investment.

ITEM 7 Audited Financial Statement

Audited Financial Statements for the years ended December 31, 2003 and 2002.

FINANCIAL STATEMENTS

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

DECEMBER 31, 2003

AND

DECEMBER 31, 2002

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

Las Vegas, Nevada

I have audited the accompanying balance sheets of Coffee Pacifica, Inc. (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 21, 2001 (date of inception) to December 31, 2003. These statements are the responsibility of Coffee Pacifica, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompany financial statements present fairly, in all material respects, the financial position of Coffee Pacifica, Inc. as of December 31, 2003 and December 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 21, 2001, in conformity with accounting principles generally accepted in the United States of America.

David E. Coffey, C.P.A.

Las Vegas, Nevada

February 12, 2004

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,2003	December 31, 2002
ASSETS	--------------------	----------------------

Cash	$16,323	$35,708

Investment in subsidiary	100	100
	--------------------	----------------------
Total Assets	$16,423	$35,808
	===========	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable Loans from stockholders	$1,295 4,346	$2,783 0
	--------------------	----------------------
Total Liabilities	5,641	2,783

Stockholders' Equity
Common stock, authorized
75,000,000 shares at .001 par value
7,424,792 shares and 7,360,521 shares respectively, issued and outstanding	7,424	7,360
Additional paid-in capital	169,200	104,992
Deficit accumulated during the
development stage	(165,842)	(79,327)
	--------------------	----------------------
Total Stockholders' Equity	10,782	33,025

Total Liabilities and Stockholders' Equity	$16,423	$35,808
	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

	Year ending December 31,2003	Year ending December 31, 2002	From Inception, Dec. 21, 2001 to Dec. 31,2003
	-------------------	-------------------	----------------------
Income	$0	$0	$0

Expenses
Advertising and promotion	0	3,132	3,132
Papua New Guinea operat.	0	32,500	32,500
Marketing	12,000	0	12,000
Travel	13,080	6,959	20,039
Professional fees	23,772	12,762	36,534
Outside services	3,493	0	3,493
Licenses and fees	325	390	715
Consulting	16,203	14,209	30,412
Office expenses	13,699	5,998	19,967
Telephone	3,730	2,819	6,549
Interest	213	16	229
Web site expenses	0	542	542
	-------------------	-------------------	----------------------
Total expenses	86,515	79,327	165,842

Net loss	(86,515)	$(79,327)	$(165,842)
			============

Retained earnings, beginning of period	(79,327)	0
	-------------------	-------------------

Deficit accumulated during the development stage	$(165,842)	$(79,327)

	===========	===========
Earnings (loss) per share, assuming dilution:
Net loss	$(0.01)	$(0.01)	$(0.02)
	===========	===========	=============

Weighted average shares outstanding	7,374,202	7,201,021	7,310,398
	===========	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO DECEMBER 31, 2003

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	--------------	----------	--------------	----------------------	-----------
December 31, 2001	--	$--	$--	$--	$--

Issuance of common stock for services, January 3, 2002	300,000	300	0	0	300

Issuance of common stock for services, June 29, 2002	6,000,000	6,000	0	0	6,000

Issuance of common stock for cash, June 30, 2002	255,000	255	25,245	0	25,500

Issuance of common stock for services, June 30, 2002	305,000	305	30,195	0	30,500

Issuance of common stock for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	24,827

Issuance of common stock for cash, October 31, 2002	237,500	237	23,513	0	23,750

Issuance of common stock for services, October 31, 2002	14,750	15	1,460	0	1,475

Less net loss	0	0	0	(79,327)	(79,327)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2002	7,360,521	7,360	104,992	(79,327)	33,025

Shares sold for cash, 2003	64,271	64	64,208	0	64,272

Less net loss	0	0	0	(86,515)	(86,515)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2003	7,424,792	$7,424	$169,200	$(165,842)	$10,782
	========	======	========	=============	=======

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Year ending December 31, 2003	Year ending December 31, 2002	$	From Inception, Dec. 21, 2001 to Dec. 31, 2003
	---------------------	-------------------		----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(86,515)	$(79,327)		$(165,842)
Non-cash items included in net loss
Common stock issued for services	0	63,102		63,102
Adjustments to reconcile net loss to cash used by operating activity

Accounts payable increase Loans from stockholders	(1,488) 4,346	2,783 0		1,295 4,346
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(83,657)	(13,442)		(97,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	0	100		100
	---------------------	-------------------		----------------------
NET CASH USED BY INVESTING ACTIVITIES	0	100		100

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	64	493		666
Paid-in capital	64,206	48,757		112,966
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,272	49,250		110,522

NET INCREASE IN CASH	(19,385)	35,708		$16,323
				=============
CASH AT BEGINNING OF PERIOD	35,708	0
	---------------------	-------------------
CASH AT END OF PERIOD	$16,323	$35,708
	============	===========
SUPPLEMENTAL INFORMATION:
Common stock issued for cash		$556
Common stock issued for services		6,868
Common stock issued and outstanding				$7,424
Paid-in capital for cash stock sales		$112,966
Paid-in capital-stock issued for services		56,234
Additional paid-in capital				$169,200

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

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

Invoiced services compensated by stock issuance included travel to Papua New Guinea, to set up the Papua New Guinea operation, incorporation, preparation of the business plan, establishment of a web site, logos and artwork, offering memoranda distribution and office expenses. The total of such expenses was $63,002 plus the $100 investment in Coffee Pacifica PNG Ltd.

During the last six months 2003, the Company sold 64,271 shares of its common stock at $1.00 per share, under the terms of the offering in Note E, below, for a total of $64,271.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

NOTE D WHOLLY OWNED SUBSIDIARY

On June 21, 2002, Papua New Guinea issued a Certificate of Incorporation to Coffee Pacifica PNG Ltd. Coffee Pacifica Inc. will carry out its Papua New Guinea operations through this wholly owned subsidiary.

NOTE E STOCK OFFERING

The Company intends to sell an additional 1,000,000 shares of its common stock at $1.00 for $1,000,000 in order to provide additional working capital to begin its principal operations. As of December 31, 2003, the Company had sold 64,271 shares from the offering for a total of $64,271.

NOTE F SUBSEQUENT EVENT

Subsequent to December 31, 2003, the Company had sold an additional 37,101 shares of its common stock from the offering described in Note E, above. Total stock sales from the stock offering totalled $101,372.

ITEM 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 8A Controls and Procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. As of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part III

ITEM 9 Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. The names, ages and positions of our directors, executive officers and a significant employee as of December 31, 2003 are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE	TERM (1)
Shailen Singh	38	Director & President	December 21, 2001 (inception)	One year
Jon Yogiyo	50	Director	December 21, 2001	One year
Brooks Farrell	49	Manager	N/A	N/A

(1) Directors hold office for one year or until successors are elected or appointed at the annual general meeting.

The following is a brief account of the education and business experience during the past five years of each director, executive officer and a significant employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shailen Singh, Director, President, Chief Executive Officer, Chief Financial Officer

As the President and CEO, Mr. Singh is responsible for the general direction of our business development including day-to-day management of the business affairs.

Mr. Singh, obtained a Bachelor of Commerce degree in Accountancy and Management from the University of Wollongong, New South Wales, Australia in 1987, and is a Fellow of the Taxation Institute of Australia ("FITA") since January 1988 and holds the designation of Certified Practicing Accountant ("CPA") since February 1993.

From July 1996 to January 1999, Mr. Singh was a director and Chief Financial Officer of Jaya Gold Inc., a private mineral exploration company based out of Vancouver, British Columbia, owning five mineral properties and one mining license in Papua New Guinea. In September 1997, Jaya Gold Inc. merged with a Vancouver Stock Exchange listed company; International Blue Gold Corp. International Blue Gold Corp Mr. Singh became a director and Chief Financial Officer of International Blue Gold Corp., which later changed its name to Buddha Resources Inc., from September 1997 to January 1999; and then rejoined as a director from June 1999 to December 2001. Buddha Resources Inc. conducted exploration for gold, copper, platinum and bauxite minerals in Papua New Guinea. In March 1999, Mr. Singh became a director and President of Inouye Technologies Inc., a private British Columbia technology company involved in the research and development and manufacture of power-line conditioners and power surge protection products since 1992. In December 1999, Inouye Technologies Inc. completed a reverse takeover of Vescan Equities Inc., a publicly listed mineral exploration company. Mr. Singh became a director and President of the new company under the new name of Inouye Technologies (Canada) Inc. and remained in that role until he resigned in February 2001. Since February 2001, Mr. Singh has been the President and sole director of South Rim Financial Corp., a private British Columbia incorporated company that provides accounting and taxation consulting services in Vancouver, British Columbia.

At present, Mr. Singh spends 25 hours per week to the business of Coffee Pacifica. Mr. Singh will spend additional time devoted to the business of Coffee Pacifica as is necessary and appropriate consistent with the discussions contained in the Plan of Operation section.

V.S. Jon Yogiyo, Director

Mr. Yogiyo is a resident of Papua New Guinea and is responsible to purchase, process and ship our green bean coffee from Papua New Guinea to our potential customers in the United States and Canada. Mr. Yogiyo is a director and the Chief Executive Officer, President, Secretary and Treasurer of our 100% owned subsidiary in Papua New Guinea; Coffee Pacifica PNG Ltd.

Mr. Yogiyo holds a Bachelor of Agriculture degree from the University of Papua New Guinea and obtained a post-graduate Diploma in Management studies from Mt. Eliza Management College, Mt. Eliza, Australia, post graduate Diploma in Agriculture from Kasetsart University, Bangkok, Thailand, Diploma from University of South Pacific, Alafuna campus, Western Samoa. He has also received training under Person Fellowship with Agriculture Canada at the Morden Agriculture Research Station, Manitoba, Canada.

Mr. Yogiyo was an employee of Coffee Industry Corporation of Papua New Guinea for the past 27 years. Mr. Yogiyo has held positions as Coffee Agronomist, from November 1975 to November 1989, Director of Coffee Research from December 1989 to June 1997 and July 1997 to June 2003, Mr. Yogiyo was the General Manager, Extension Services Division, of Coffee Industry Corporation of Papua New Guinea. In general, Coffee Industry Corporation's activities include setting coffee growing quality standards, conducting coffee research, providing training and assistance to coffee farmers, setting export standards and monitoring the coffee trade but it does not intervene in the market to buy/sell coffee or to fix minimum prices.

At present, Mr. Yogiyo spends 25 hours per week to the business of Coffee Pacifica. Mr. Yogiyo will devote additional time to the business of Coffee Pacifica as is necessary and appropriate consistent with our needs as expressed Plan of Operation section.

Brooks Farrell, Manager ("a significant employee")

Mr. Farrell is responsible for the sale of our green bean coffee in the United States and Canada. Mr. Farrell obtained a real estate license in 1973 and obtained Agent 9.15 license status in 1977. Mr. Farrell actively sold real estate from 1973 to 1979 with Rothnie Realty Ltd. From 1979 to 1981, Mr. Farrell was a leasing representative with L.A. Heath Management & Development Corp. Ltd., a firm specializing in developing, leasing and managing shopping malls and plazas. Mr. Farrell served as a Notary Public in and for the Province of British Columbia from June of 1983 to July of 2001. Since December 2000, Mr. Farrell has been the president/secretary and sole director of Sleuth International Enterprises Inc., a company incorporated under the Company Act of British Columbia, to pursue real estate development opportunities in British Columbia.

At present, Mr. Farrell spends 25 hours per week to the business of Coffee Pacifica. Mr. Farrell will devote additional time to the business of Coffee Pacifica as necessary and appropriate consistent with the discussions contained in the Plan of Operation section.

Family Relationships

There are no family relationships, except certain family members who became shareholders by purchasing common shares of Coffee Pacifica.

Involvement in Certain Legal Proceedings

No director, officer or a significant employee has filed any bankruptcy petition.

No director, officer or a significant employee has been convicted in a criminal proceeding.

No director, officer or a significant employee has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

No director, officer or a significant employee has been convicted of violating a federal or state securities or commodities law.

Employment Agreements

None

Committees of the Board

As of the date of this report, our securities are not listed or quoted on any exchange or OTC Bulletin Board market. We are at a development stage and do not have an Audit or Executive Compensation committee. We will appoint independent directors and directors with financial expertise to our board in the future.

Significant Employees

Brooks Farrell is a significant employee whose time and efforts are being provided to Coffee Pacifica without compensation.

Section 16(a) Beneficial Ownership Compliance

To the best of our knowledge, all our executive officers, directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the Securities and Exchange Commission in a timely manner and provided Coffee Pacifica with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4 and 5 respectively in accordance with the requirements of the Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Effective December 31, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) and our company's Chief Financial Officer being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
  accountability for adherence to the Code of Business Conduct and Ethics.

  Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President and Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President or Chief Financial Officer.

  In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

  Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to:  Coffee Pacifica Inc. P.O. Box 95012, 8726 Barnard Street, Vancouver, B,C, V6P 6V4, Tel: 604 274 8004, Fax 604 274 8006 Email: shailen@coffeepacifica.com.

  ITEM 10 Executive Compensation

  The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2003 and 2002.Our officers, directors and employees do not currently receive any annual or long-term compensation.

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Shailen Singh President, CEO, CFO and Secretary	2003 2002	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jon Yogiyo Director	2003 2002	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Brooks Farrell Manager	2003 2002	0 0	0 0	0 0	0 0	0 0	0 0	0 0

  As of the December 31, 2003, we do not have any agreement or arrangement in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

  Options/SAR Grants

  We do not have any stock option plans for our officers, directors and a significant employee.

  Employment Agreements

  There are no employment agreements. At present, all officers and a significant employee's time and efforts are being provided to Coffee Pacifica without compensation.

  ITEM 11 Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of date of this annual report, with respect to the beneficial ownership of the common shares of Coffee Pacifica by (i) each director, (ii) each executive officer, (iii) each employee, (iv) the directors, the officers and significant employee of the Company as a group, (v) and each person known by Coffee Pacifica to own beneficially more than five percent (5%) of the common shares. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage (%)
Common Shares	Shailen Singh, President, CEO &Director (1),(2)	2,100,000	28.14%
Common Shares	Brooks Farrell, Manager (1)	2,109,605	28.27%
Common Shares	Jon Yogiyo, Director (1)	2,100,000	28.14%
	Officers and Directors as a Group	6,309,605	84.55%
Issued and Outstanding March 12, 2004		7,461,893	100%

  (1) The address of beneficial owners in the table are Shailen Singh, 10460 Leonard Road, Richmond, B.C. Canada, V7A 2N5, Brooks Farrell, Suite 201 -133 East 8th Avenue, Vancouver, B.C. V5T 1R8, Jon Yogiyo, P.O. Box 164, Goroka, EHP, Papua New Guinea.

  (2) Shailen Singh's shares are held by South Rim Financial Corp. Mr. Singh is the sole shareholder, officer and director of South Rim Financial Corp.

  Change in Control

  As of the date of this annual report, we are unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a change of control of Coffee Pacifica.

  Securities authorised for issuance under equity compensation plans

  We do not have any equity compensation plans.

  ITEM 12 Certain Relationships and Related Transactions

  As of the date of this report, there have been no transactions or proposed transactions, which have materially affected or will materially affect Coffee Pacifica in which any director, promotor, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest.

  Coffee Pacifica has not entered into any arrangements or agreements for the payment of salary or benefits to the officers and a significant employee that require disclosure to our shareholders.

   ITEM 13. Exhibits and Reports on Form 8K

  (a) Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

  (b) Reports on Form 8-K:

  No reports on Form 8-K was filed during the year through December 31, 2003

  ITEM 14 Principal Accountants Fees and Services

  The aggregate fees billed for audit services rendered by our auditor; David E. Coffey, CPA, for the annual financial statements and the review of the financial statements included in our Form 10-QSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2003 and 2002 were $5,700 and $3,500 respectively. No other professional services were provided by our auditor.

  PART IV

  SIGNATURES

  In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	March 12, 2004

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	March 12, 2004

  CERTIFICATIONS

  I, Shailen Singh, certify that:

  1. I have reviewed this annual report on Form 10-KSB of Coffee Pacifica, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 12, 2004

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller

  CERTIFICATION PURSUANT TO SECTION 302

  OF THE SARBANES-OXLEY ACT OF 2002

  I, Shailen Singh, certify that:

  I have reviewed this annual report on Form 10-KSB of Coffee Pacifica, Inc.

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal years presented in this annual report.

  Date: March 12, 2004

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller

  CERTIFICATION PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  (18 U.S.C. SECTION 1350)

  In connection with the Annual Report of Coffee Pacifica, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Shailen Singh, President and Chief Executive Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  Date: March 12, 2004

By:	/s/ Shailen Singh
Shailen Singh, President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller