Form 10QSB
period 2004-03-31
COFFEE PACIFICA INC
filed 2004-05-05
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registran's telephone number, including area code: (604) 274 8004

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  [ ]

There were 7,461,893 shares outstanding of common stock of the registrant at March 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

UNAUDITED FINANCIAL STATEMENTS

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2004 (UNAUDITED)

AND

MARCH 31, 2003 (AUDITED)

TABLE OF CONTENTS

Page Number
INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . .. .	F-1

FINANCIAL STATEMENT

Balance Sheets . . . . . . . . . . . . . . . . . . . . . .	F-2

Statements of Operations and Deficit
Accumulated During the Development Stage.	F-3

Statement of Changes in Stockholders' Equity. .	F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . .	F-5

Notes to the Financial Statements . . . . . . . . . . .	F6-F7

David E. Coffey	6767 W. Tropicana Ave., Suite 216, Las Vegas, Nevada 89103
Certified Public Accountant	Phone (702) 871 3979 Fax (702) 871 6769

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of Coffee Pacifica, Inc.

Las Vegas, Nevada

I have reviewed the accompanying financial statements of Coffee Pacifica, Inc. (a development stage company) as of March 31, 2004 and March 31, 2003.These statements are the responsibility of Coffee Pacifica, Inc.'s management.

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

Based upon my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America established by the American Institute of Certified Public Accountants.

David E. Coffey, C.P.A.

Las Vegas, Nevada

April 16, 2004

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
	March 31, 2004 (Unaudited)	March 31, 2003 (Audited)
ASSETS	--------------------	----------------------

Cash	$3,724	$14,853
Prepaid expenses	0	4,000
Deposits	16,000	0
Investment in subsidiary	100	100
	--------------------	----------------------
Total Assets	$19,824	$18,953
	===========	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable Loans from stockholders	$3,207 3,642	$5,227 0
	--------------------	----------------------
Total Liabilities	6,849	5,227

Stockholders' Equity
Common stock, authorized
75,000,000 shares at .001 par value
7,461,893 shares and 7,360,521 shares respectively, issued and outstanding	7,462	7,360
Additional paid-in capital	206,263	104,992
Deficit accumulated during the
development stage	(200,750)	(98,626)
	--------------------	----------------------
Total Stockholders' Equity	12,975	13,726

Total Liabilities and Stockholders' Equity	$19,824	$18,953
	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)
	Three months ending March 31, 2004 (Unaudited)	Three months ending March 31, 2003 (Audited)	From Inception, Dec. 21, 2001 to March 31, 2004 (Unaudited)
	-------------------	-------------------	----------------------
Income	$0	$0	$0

Expenses
Advertising and promotion	0	0	3,132
Papua New Guinea operat.	17,000	0	49,500
Marketing	5,000	0	17,000
Travel	3,404	6,424	23,443
Professional fees	3,833	9,705	40,367
Outside service fees	220	0	3,713
Licenses and fees	30	200	745
Consulting	320	0	30,732
Office expenses	4,211	2,256	23,908
Telephone	811	674	7,360
Interest	79	40	308
Web site expenses	0	0	542
	-------------------	-------------------	----------------------
Total expenses	34,908	19,299	200,750

Net loss	(34,908)	$(19,299)	$(200,750)
			============

Retained earnings, beginning of period	(165,842)	(79,327)
	-------------------	-------------------

Deficit accumulated during the development stage	$(200,750)	$(98,626)

	===========	===========
Earnings (loss) per share, assuming dilution:
Net loss	$(0.00)	$(0.00)	$(0.03)
	===========	===========	=============

Weighted average shares outstanding	7,461,893	7,360,521	7,331,057
	===========	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO MARCH 31, 2004 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	--------------	----------	--------------	----------------------	-----------
December 31, 2001	--	$--	$--	$--	$--

Issuance of common stock for services, January 3, 2002	300,000	300	0	0	300

Issuance of common stock for services, June 29, 2002	6,000,000	6,000	0	0	6,000

Issuance of common stock for cash, June 30, 2002	255,000	255	25,245	0	25,500

Issuance of common stock for services, June 30, 2002	305,000	305	30,195	0	30,500

Issuance of common stock for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	24,827

Issuance of common stock for cash, October 31, 2002	237,500	237	23,513	0	23,750

Issuance of common stock for services, October 31, 2002	14,750	15	1,460	0	1,475

Less net loss	0	0	0	(79,327)	(79,327)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2002	7,360,521	7,360	104,992	(79,327)	33,025

Shares sold for cash, 2003	64,271	64	64,208	0	64,272

Less net loss	0	0	0	(86,515)	(86,515)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2003	7,424,792	$7,424	$169,200	$(165,842)	$10,782
	========	======	========	=============	=======
Shares sold for cash, Jan 2004	37,101	38	37,063	0	37,101

Less net loss	0	0	0	(34,908)	(34,908)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2003	7,461,893	$7,462	$206,263	$(200,750)	$12,975
	========	======	========	=============	=======

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

	Three months ending March 31, 2004 (Unaudited)	Three months ending March 31, 2003 (Audited)	$	From Inception, Dec. 21, 2002 to March 31, 2003 (Unaudited)
	---------------------	-------------------		----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(34,905)	$(19,299)		$(200,750)
Non-cash items included in net loss
Common stock issued for services	0	0		63,102
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses increase	0	(4,000)		0
Deposits increase	(16,000)	0		(16,000)
Accounts payable increase Loans from stockholders	1,912 (704)	2,444 0		3,207 3,642
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(49,700)	(20,855)		(146,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	0	0		100
	---------------------	-------------------		----------------------
NET CASH USED BY INVESTING ACTIVITIES	0	0		100

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	38	0		594
Paid-in capital	37,063	0		150,029
	---------------------	-------------------		----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,101	0		150,623

NET INCREASE IN CASH	(12,599)	(20,855)		$3,724
				=============
CASH AT BEGINNING OF PERIOD	16,323	35,708
	---------------------	-------------------
CASH AT END OF PERIOD	$3,724	$14,853
	============	===========
SUPPLEMENTAL INFORMATION:
Common stock issued for cash		$594
Common stock issued for services		6,868
Common stock issued and outstanding				$7,462
Paid-in capital for cash stock sales		$150,029
Paid-in capital-stock issued for services		56,234
Additional paid-in capital				$206,263

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2004(UNAUDITED) AND MARCH 31, 2003 (AUDITED)

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

During the last six months of 2003, the Company sold 64,271shares of its common stock at $1.00 per share for a total of $64,271.

In January of 2004 the Company sold 37,101 shares of its common stock at $1.00 per share, under the terms of the offering in Note E, below, for a total of $37,101. The proceeds were used for working capital and to fund operations.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2004(UNAUDITED) AND MARCH 31, 2003 (AUDITED)

NOTE D WHOLLY OWNED SUBSIDIARY

On June 21, 2002, Papua New Guinea issued a Certificate of Incorporation to Coffee Pacifica PNG Ltd. Coffee Pacifica Inc. will carry out its Papua New Guinea operations through this wholly owned subsidiary.

NOTE E STOCK OFFERING

A Company prospectus offered to sell a maximum of 1,000,000 shares of its common stock at $1.00 per share for $1,000,000 in order to provide additional capital to begin its principal operations. As of January 14, 2004, the Company closed the offering at 101,372 share sold for total proceed of $101,372.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee beans, concentration of single product and sales in U.S., our employee lacks experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea; our only source for green coffee beans. Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this quarterly report on Form 10-QSB. Reader should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 2 Managements' Discussion and Analysis or Plan of Operation

Plan of Operation

We are a development stage company in the process of establishing as a distributor and marketer in the United States and Canada of green bean coffee produced in Papua New Guinea. To date, we have focused our resources on the start-up and development activities and filing of our SB-2/A registration statement with the Securities and Exchange Commission.

Coffee Pacifica has applied to have its common stock quoted on the OTC Bulletin Board. Trading symbol "CFPC" has been assigned. Currently there is no public trading market for the stock of Coffee Pacifica, Inc. Coffee Pacifica cannot provide any assurance that the shares of the common stock will be quoted on the OTC Bulletin Board or if/when quoted that a public market will materialize.

Since our incorporation on December 21, 2001, we have generated zero revenue and our accumulated losses from December 21, 2001(date of inception) to March 31, 2004 total $200,750. During the quarter ended March 31, 2004, we did not generate any revenue and incurred a loss of $34,908 consisting of following expenses; marketing $5,000, travel $3,404, professional fees $3,833, Papua New Guinea operations $17,000, outside service fees $220, licenses and fees $30, consulting $320, telephone $811, interest $79 and office expenses $4,211. Our liabilities totalled $6,849 comprised of accounts payables $3,207 and a loan from stockholders $3,642. We do not have any long-term debts, or obligations.

As reported in our annual report for the year ended December 31, 2003, we raised $101,372 from the sale of 101,372 common stock from our primary offering under our prospectus dated July 28, 2004. Since we raised approximately 10% of the total primary offering amount, we are forced to implement our plan of operation on a severely restricted basis as detailed below. Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. As of March 31, 2004, Coffee Pacifica had $19,724 in cash and deposits which are adequate to meet our operational expenses for approximately next six months. Any revenue we earn will be infused back into Coffee Pacifica and used for working capital. A lack of sufficient funds may cause us to cease our operations.

Specifically, our plan of operation for the next 12 months requires us to:

  Complete the construction of our website and to market and sell our green bean coffee. Since September 2003, Brooks Farrell personally visited and delivered samples of green bean coffee to potential customers in selected areas of the United States and Canada. This marketing activity will continue throughout the next 12 months. The costs are expected to be in the range of $1,000 to $2,000 per month. We also expect to complete the construction of our web site within the next six months at a cost of approximately $3,000.
  Purchase unprocessed (parchment) green bean coffee. The coffee season in Papua New Guinea runs from May to August. To fill the orders we receive, we plan to commence purchasing limited amount of unprocessed green bean coffee starting in May 2004 and continue till the end of the season. During the next twelve months, we have subcontracted the processing, sorting and bagging of the green bean coffee to Papua New Guinea Coffee Growers Federation. As of the date of this report, we have entered into negotiations with Papua New Guinea Coffee Growers Federation for subcontracting arrangement. Our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee is severely restricted. As a result of a lack of sufficient quantity of unprocessed green bean coffee in our inventory our business operations will be adversely affected. We may not be able to fill the potential customers orders, which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail.

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

Our ability to continue with our business plan is subject to our ability to generate revenue. Our ability to continue as a going concern is an issue raised as a result of zero revenue and accumulated losses of $200,750 incurred to March 31, 2004 since inception (December 21, 2001). There are no assurances that we will be successful in generating any revenue. Accordingly, our potential as a going concern could be affected and our ability to continue with our plan of operation would be harmed. As a result, the investors could lose their entire investment.

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

Green bean coffee trades on the commodities market. The supply and price of green bean coffee is affected by multiple factors in the various producing countries including; weather, political, and economic conditions. We plan to sell our green bean coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark (beginning) price will be directly tied to the then current prevailing price of New York "C" futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of green bean coffee increases we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer. As a result, our business will be adversely affected and we may have to curtail or cease our operations and the investors could lose their entire investment.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended March 31, 2004, of the fiscal year 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II-OTHER
INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, there
is no litigation pending or threatened by or against Coffee Pacifica.

ITEM 2. CHANGES IN SECURITIES AND USE
OF PROCEEDS

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

$ 101,372 raised from the sale of the 101,372 shares under the primary offering is used for purposes of furthering our plan of operations, as detailed in the "Plan of Operation" section of this report. In our prospectus dated July
28, 2003, our proposed use of proceeds assuming only if 10% of the total primary offering amount was sold, we budgeted, the total net proceeds of $78,000 to be applied towards coffee costs $29,750, Papua New Guinea costs $8,500, general and administration expenses $10,200, marketing and selling expenses $10,200, financial expenses $7,650 and retain as working capital $11,700. As of March 31,
2004, our actual use of the proceeds from the sale of the common stock for coffee costs $0, Papua New Guinea costs $17,000, general and administration expenses $18,658, marketing and selling expenses $17,000, financial expenses
$5,618 and retained as working capital $19,724.

No direct or indirect payments from the sale proceeds were made to/for commission, underwriting discounts and expenses, finders fees, directors, officers or to persons owning ten (10) percent or more of our common stock.

As of March 31, 2004, no payment has been made for the purchase and installation of plant, machinery and equipment, purchase of real estate and building.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended March 31, 2004, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

- None -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit
No.
Document
Location

3.1
    Articles of
Incorporation
Previously Filed

3.2
Bylaws
Previously Filed

31
    Certification of
    the Chief Executive Officer of the Company pursuant to 17 CFR 240.13a-14(a)
or 17 CFR 240.15d-14(a)
Included

32
    Certification of
    the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Included

99.1
    SB-2 Registration
Statement
Previously Filed

(b) Reports on Form 8-K:

No reports on Form 8-K was filed during the period through May 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name

Title

Date

    /s/    SHAILEN
SINGH Shailen Singh

    President, Chief
Executive Officer, Secretary, Chief Financial Officer and Controller

May 4, 2004