Form 10QSB
period 2004-06-30
COFFEE PACIFICA INC
filed 2004-08-11
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------------------

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

-----------------------------------------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  []

There were 8,461,893 shares outstanding of common stock of the registrant at August 11, 2004.

Transitional Small Business Disclosure Format (check one):  Yes  No ☒

COFFEE PACIFICA, INC.

INDEX

UNAUDITED FINANCIAL STATEMENTS

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2004 (UNAUDITED)

AND

December 31, 2003 (AUDITED)

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS	--------------------	----------------------

Cash	$342	$16,323
Deposits	16,000	0
Investment in subsidiary	100	100
	--------------------	----------------------
Total Assets	$16,442	$16,423
	===========	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable Loans from stockholders	$3,465 24,114	$4,346 1,295
	--------------------	----------------------
Total Liabilities	27,579	5,641

Stockholders' Equity
Common stock, authorized
75,000,000 shares at .001 par value
7,461,893 shares and 7,424,792 shares respectively, issued and outstanding	7,462	7,424
Additional paid-in capital	206,263	169,200
Deficit accumulated during the
development stage	(224,862)	(165,842)
	--------------------	----------------------
Total Stockholders' Equity	(11,137)	10,782

Total Liabilities and Stockholders' Equity	$16,442	$16,423
	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)
	Three months ending June 30, 2004 (Unaudited)	Three months ending June 30,2003 (Unaudited)	Six months ending June 30, 2004 (Unaudited)	Six months ending June 30, 2003 (Unaudited)	From Inception, Dec. 21, 2001 to June 30 , 2004 (Unaudited)
	-------------------	----------------	----------------	---------------	----------------------
Income	$0		0	0	0

Expenses
Advertising and promotion	0	0	0	0	3,132
Papua New Guinea operat.	13,550	0	30,550	0	63,050
Marketing	2,050	0	7,050	0	19,050
Travel	109	135	3,513	6,559	23,553
Professional fees	3,825	7,672	7,658	17,377	44,191
Outside service fees	80	0	300	0	3,793
Licenses and fees	0	0	30	200	745
Consulting	738	0	1,058	0	31,470
Office expenses	2,133	3,377	6,344	5,633	26,041
Telephone	1,597	904	2,408	1,578	8,957
Interest & bank charges	30	121	109	161	338
Web site expenses	0	0	0	0	542
	-------------------	---------------	----------------	---------------	----------------------
Total expenses	24,112	12,209	59,020	31,508	224,862

Net loss	(24,112)	(12,209)	(59,020)	(31,508)	(224,862)
					============

Retained earnings, beginning of period	(200,750)	(98,626)	(165,842)	(79,327)	0
	-------------------	---------------	----------------	---------------	---------------

Deficit accumulated during the development stage	$(224,862)	(110,835)	(224,862)	(110,835)	(224,862)
	===========	=========	=========	========	===========
Earnings (loss) per share, assuming dilution Net loss	$(0.00)	(0.00)	(0.00)	(0.00)	(0.03)
	===========	=========	=========	========	=============

Weighted average shares outstanding	7,461,893	7,360,521	7,461,893	7,360,521	7,331,057
	===========	=========	=========	========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO JUNE 30, 2004 (UNAUDITED)
	Common Stock		Additional Paid- in Captial	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	--------------	----------	--------------	----------------------	-----------
December 31, 2001	--	$--	$--	$--	$--

Issuance of common stock for services, January 3, 2002	300,000	300	0	0	300

Issuance of common stock for services, June 29, 2002	6,000,000	6,000	0	0	6,000

Issuance of common stock for cash, June 30, 2002	255,000	255	25,245	0	25,500

Issuance of common stock for services, June 30, 2002	305,000	305	30,195	0	30,500

Issuance of common stock for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	24,827

Issuance of common stock for cash, October 31, 2002	237,500	237	23,513	0	23,750

Issuance of common stock for services, October 31, 2002	14,750	15	1,460	0	1,475

Less net loss	0	0	0	(79,327)	(79,327)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2002	7,360,521	7,360	104,992	(79,327)	33,025

Shares sold for cash, 2003	64,271	64	64,208	0	64,272

Less net loss	0	0	0	(86,515)	(86,515)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2003	7,424,792	$7,424	$169,200	$(165,842)	$10,782
	========	======	========	=============	=======
Shares sold for cash, Jan 2004	37,101	38	37,063	0	37,101

Less net loss	0	0	0	(59,020)	(59,020)
	--------------	----------	--------------	----------------------	------------
Balance, June 30, 2004	7,461,893	$7,462	$206,263	$(224,862)	$(11,137)
	========	======	========	=============	=======

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)
	Six months ending June 30, 2004 (Unaudited)	Six months ending June 30, 2003 (Unaudited)	From Inception, Dec. 21, 2002 to June 30, 2004 (Unaudited)
	---------------------	-------------------	----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(59,020)	$(31,508)	$(224,862)
Non-cash items included in net loss
Common stock issued for services	0	0	63,102
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses increase	0	(4,000)	0
Deposits increase	(16,000)	3,238	(16,000)
Accounts payable increase Loans from stockholders	2,170 19,768	7,000 0	3,465 24,114
	---------------------	-------------------	----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(53,082)	(25,270)	(150,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	0	0	100
	---------------------	-------------------	----------------------
NET CASH USED BY INVESTING ACTIVITIES	0	0	100

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	38	0	594
Paid-in capital	37,063	0	150,029
	---------------------	-------------------	----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,101	0	150,623

NET INCREASE IN CASH	(15,981)	(25,270)	$342
			=============
CASH AT BEGINNING OF PERIOD	16,323	35,708
	---------------------	-------------------
CASH AT END OF PERIOD	$342	$10,438
	============	===========
SUPPLEMENTAL INFORMATION:
Common stock issued for cash		$594
Common stock issued for services		6,868
Common stock issued and outstanding			$7,462
Paid-in capital for cash stock sales		$150,029
Paid-in capital-stock issued for services		56,234
Additional paid-in capital			$206,263

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operation for six months ended June 30, 2004, are not necessary indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contain in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003,

The Company was incorporated on December 21, 2001, under the laws of the State of Nevada. The business purpose of the Company is to market green-bean organic and non-organic coffee grown in Papua New Guinea to coffee vendors in the United States and Canada.

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

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

In January of 2004 the Company sold 37,101 shares of its common stock at $1.00 per share, under the terms of the Prospectus offering for a total of $37,101. The proceeds were used for working capital and to fund operations.

NOTE D     WHOLLY OWNED SUBSIDIARY

On June 21, 2002, Papua New Guinea issued a Certificate of Incorporation to Coffee Pacifica PNG Ltd. Coffee Pacifica Inc. will carry out its Papua New Guinea operations through this wholly owned subsidiary.

NOTE E     NEW ACCOUNTING PRONOUNCEMENT:

In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP 129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FSP 129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement has no effect on the Company.

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

ITEM 2 Managements' Discussion and Analysis or Plan of Operation

Plan of Operation

As a development stage company, we are in the process of establishing as a distributor and marketer in the United States and Canada of green bean coffee produced in Papua New Guinea. To date, we have focused our resources on the start-up and development activities including limited marketing of our green bean coffee in the USA and Canada and obtaining quotation on the OTC Bulletin Board. Coffee Pacifica shares of common stock commenced quotation on the OTC Bulletin Board under the trading symbol "CFPC" on July 8 2004.

Since our incorporation on December 21, 2001, we have generated zero revenue and our accumulated losses from December 21, 2001(date of inception) to June 30, 2004 total $224, 862, During the quarter ended June 30, 2004 we did not generate any revenue and incurred a loss of $24,112 consisting of following expenses; marketing $2,050, travel $109, professional fees $3,825, Papua New Guinea operations $13,550, outside service fees $80, licenses and fees $0, consulting $738, telephone $1,597, bank charges & interest $30 and office expenses $2,133. Our liabilities totaled $27,579 comprised of accounts payables $3,465 and a loan from stockholders $24,114. We do not have any long-term debts or obligations. As of June 30, 2004, Coffee Pacifica had $16,342 in cash and deposits which are adequate to meet our operational expenses for approximately next three months. Any revenue we earn will be infused back into Coffee Pacifica and used for working capital.

It is essential for Coffee Pacifica to obtain additional financing to conduct its business operations for the next twelve months. Coffee Pacific Inc. plans to raise $898,628 by offering the balance of the unsold 898,628 common stock from our primary offering under our prospectus dated July 28, 2003. The offering of unsold 898,628 common stock is subject to Coffee Pacifica obtaining appropriate regulatory approvals. The offering of 898,628 shares of common stock will be made directly to investors by Coffee Pacifica at a price of $1.00 per share. Coffee Pacifica will receive all the proceeds form the sale of these shares to implement its business plan. However, there is no assurance that Coffee Pacifica will be successful in selling to investors 898,628 shares of the common stock at $1.00 per share. Currently, its shares sell on the OTCBB for less than $1.00 per share.  Failure to obtain adequate financing may result in Coffee Pacifica having to delay, curtail or scale back its operations.

As reported in our annual report (10KSB) for the year ended December 31, 2003, we raised $101,372 from the sale of 101,372 common stock from our primary offering under our prospectus dated July 28, 2003. Since we raised approximately 10% of the total primary offering amount, we are forced to implement our plan of operation on a severely restricted basis as detailed below. Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. Specifically, our plan of operation for the next 12 months is to:

  Complete the construction of our website and to market and sell our green bean coffee. We plan to have our sales employees visit and deliver samples of green bean coffee to potential customers in selected markets in United States and Canada. This marketing activity will continue throughout the next 12 months. The costs are expected to be in the range of $1,000 to $2,000 per month. We have completed the construction of our web site and, after final testing, we plan to launch it within the next 60 days.

  Purchase green bean coffee. To fill the sales orders we receive during the next twelve months, we have established a subcontract arrangement with the Papua New Guinea Coffee Growers Federation to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our customers in United States and Canada. Papua New Guinea Coffee Growers Federation is coffee farmers owned cooperative company whose members include individuals, cooperatives, blocks and plantations coffee growers.Due to our limited funds at this time, our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee is severely restricted. As a result of a lack of sufficient quantity of unprocessed green bean coffee in our inventory our business operations will be adversely affected. We may not be able to fill the potential customers orders, which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail.

As of the date of this report, Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future. We also do not plan to purchase or sell any plant and or significant equipment in the next twelve months.

We plan to hire two sales employees to assist with the marketing and sales of our green bean coffee. At present, all our officers' time and efforts are being provided to Coffee Pacifica without compensation.

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

Our ability to continue with our business plan is subject to our ability to generate revenue. Our ability to continue as a going concern is an issue raised as a result of zero revenue and accumulated losses of $224,862 incurred to June 30, 2004, since inception (December 21, 2001). There are no assurances that we will be successful in generating any revenue. Accordingly, our potential as a going concern could be affected and our ability to continue with our plan of operation would be harmed. As a result, the investors could lose their entire investment.

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

We plan to sell 898,628 common stock of our primary offering at $1.00 per share. Our common stock is quoted on the OTC Bulletin Board and our security holders may sell their shares at prices which are not necessarily dependent on the price at which we are offering the shares. As such, we may not be able to sell our offering of 898,628 shares if the shares sold by the security holders are sold for a price that is less than the price at which Coffee Pacifica is selling its offering shares. Consequently, we may not be able to raise the necessary cash to complete our business development. In such event, our business may fail.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended June 30, 2004, of the fiscal year 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, there is no litigation pending or threatened by or against Coffee Pacifica.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We have not sold any unregistered securities since the effective date, July 28,2003, of our SB-2/A registration statement filed with the Securities and Exchange Commission to June 30, 2004.

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

$101,372 raised from the sale of the 101,372 shares under the primary offering is used for purposes of furthering our plan of operations, as detailed in the "Plan of Operation" section of this report. In our prospectus dated July 28, 2003, our proposed use of proceeds assuming only if 10% of the total primary offering amount was sold, we budgeted, the total net proceeds of $78,000 to be applied towards coffee costs $29,750, Papua New Guinea costs $8,500, general and administration expenses $10,200, marketing and selling expenses $10,200, financial expenses $7,650 and retain as working capital $11,700. As of June 30, 2004, our actual use of the proceeds from the sale of the common stock for coffee costs $0, Papua New Guinea costs $30,550, general and administration expenses $21,420, marketing and selling expenses $19,050, financial expenses $14,010 and retained as working capital $16,342.

No direct or indirect payments from the sale proceeds were made to/for commission, underwriting discounts and expenses, finders' fees, directors, officers or to persons owning ten (10) percent or more of our common stock.

As of June 30, 2004, no payment has been made for the purchase and installation of plant, machinery and equipment, purchase of real estate and building.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended June 30, 2004, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

On July 15, 2004, Coffee Pacifica Inc. entered into a six month consulting agreement with Mr Robert Waters to replace Mr Brooks Farrell, our significant employee; who resigned from the position of Global Sales effective July 5, 2004 to pursue other business opportunities. Mr Waters will advice Coffee Pacifica Inc. on the management of Papua New Guinea grown coffee sales and marketing, strategic market planning, and financial matters in connection with the coffee sale operation, expansion into new markets, acquisitions and business opportunities. Mr Waters holds a Masters in Business Administration (MBA) degree from the York University, Ontario, Canada and is currently the President of Avalon Gold Inc an OTC Bulletin Board quoted company.

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

(b) Reports on Form 8-K:

On July 16, 2004, we filed a Form 8-K to announce the appointment Moore Stephens Ellis Foster Ltd. as the Company's independent registered public accounting firm and the commencement of Coffee Pacifica's quotation on the OTC Bulletin Board under the symbol "CFPC" on July 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Chief Executive Officer, Chief Financial Officer and Controller	August 11, 2004