Form 10QSB
period 2004-09-30
COFFEE PACIFICA INC
filed 2004-11-10
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  []

There were 8,968,363 shares outstanding of common stock of the registrant at September 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2004 (UNAUDITED)

AND

DECEMBER 31, 2003 (AUDITED)

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS	--------------------	----------------------

Cash	$84,100	$16,323
Deposits	16,000	0
Investment in subsidiary		100
	--------------------	----------------------
Total Assets	$100,100	$16,423
	===========	=============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable Loans from stockholders	$55,431	$4,346 1,295
	--------------------	----------------------
Total Liabilities	55,431	5,641

Stockholders' Equity
Common stock, authorized
75,000,000 shares at .001 par value
8,968,363 shares and 7,424,792 shares respectively, issued and outstanding	8,968	7,424
Additional paid-in capital	596,569	169,200
Deferred compensation	(175,877)	0
Accumulated Deficit	(384,991)	(165,842)
	--------------------	----------------------
Total Stockholders' Equity	44,669	10,782

Total Liabilities and Stockholders' Equity	$100,100	$16,423
	===========	=============

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICITS

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

		Three months ending September. 30, 2004 (Unaudited)	Three months ending September 30,2003 (Unaudited)	Nine months ending September. 30, 2004 (Unaudited)	Nine months ending September. 30, 2003 (Unaudited)	From Inception. Dec. 21 2001 to September 30 2004 (Unaudited)
		-------------------	----------------	----------------	---------------	----------------
Income	$
Net sales		69,937		69,937	0	69,937
Cost of sales		62,931		62,931	0	62,931
		--------------	-------------	-------------	-------------	-----------
Gross profit		7,006	0	7,006	0	7,006

Expenses
Advertising and promotion		9,263	0	9,263	0	12,395
Papua New Guinea operat.		14,592	0	45,142	0	77,642
Marketing		58,592	5,500	65,643	5,500	77,643
Travel		1,838	6,260	5,352	12,819	25,391
Professional fees		5,657	4,037	13,315	21,414	49,848
Outside service fees		264	2,271	564	2,271	4,057
Licenses and fees		0	0	30	200	745
Consulting		66,020	13,873	67,078	13,873	97,490
Office expenses		9,135	3,245	15,478	8,878	35,176
Telephone		1,562	1,055	3,969	2,633	10,519
Interest & bank charges		92	14	201	175	430
Web site expenses		120	0	120	0	662
		-------------------	---------------	----------------	---------------	--------------
Total expenses		167,135	36,255	226,155	67,763	391,997

Net loss		(160,129)	(36,255)	(219,149)	(67,763)	(384,991)

Retained earnings, beginning of period		(224,862)	(110,835)	(165,842)	(79,327)	0
		-------------------	---------------	----------------	---------------	---------------
Accumulated Deficits		$(384,991)	(147,090)	(384,991)	(147,090)	(384,991)
		===========	=========	=========	========	===========
Earnings (loss) per share, assuming dilution Net loss		$(0.02)	(0.01)	(0.03)	(0.01)
		===========	=========	=========	========

Weighted average shares outstanding		8,689,540	7,364,933	8,689,540	7,364,933
		===========	=========	=========	========

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO SEPTEMBER 30, 2004 (UNAUDITED)
	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	--------------	----------	--------------	----------------------	-----------
December 31, 2001	--	$--	$--	$--	$--

Issuance of common stock for services, January 3, 2002	300,000	300	0	0	300

Issuance of common stock for services, June 29, 2002	6,000,000	6,000	0	0	6,000

Issuance of common stock for cash, June 30, 2002	255,000	255	25,245	0	25,500

Issuance of common stock for services, June 30, 2002	305,000	305	30,195	0	30,500

Issuance of common stock for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	24,827

Issuance of common stock for cash, October 31, 2002	237,500	237	23,513	0	23,750

Issuance of common stock for services, October 31, 2002	14,750	15	1,460	0	1,475

Less net loss	0	0	0	(79,327)	(79,327)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2002	7,360,521	7,360	104,992	(79,327)	33,025

Shares sold for cash, 2003	64,271	64	64,208	0	64,272

Less net loss	0	0	0	(86,515)	(86,515)
	--------------	----------	--------------	----------------------	------------
Balance, December 31, 2003	7,424,792	$7,424	$169,200	$(165,842)	$10,782
	========	======	========	=============	=======
Shares sold for cash, Jan 2004	37,101	38	37,063		37,101
Shares for services; July 2004	1,000,000	1,000	249,000		250,000
Shares for services; August 2004	206,470	206	57,606		57,812
Shares for cash; September 2004	300,000	300	83,700		84,000

Less net loss	0	0	0	(219,149)	(219,149)
Less Deferred compensation	0	0	0		(175,877)
	--------------	----------	--------------	----------------------	------------
Balance, September 30, 2004	8,968,363	$8,968	$596,569	$(384,991)	$44,669
	========	======	========	=============	=======

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
	Nine months ending September 30, 2004 (Unaudited)	Nine months ending September 30, 2003 (Unaudited)	From Inception, Dec 21, 2001 to September 30 2004 (Unaudited)
	---------------------	-------------------	-----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(219,149)	$(67,763)	(384,991)
Non-cash items included in net loss
Common stock issued for services	131,935	0	195,037
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses increase	0	(4,000)	0
Deposits increase	(16,000)	4,767	(16,000)
Accounts payable increase	(4,346)	7,000	0
	---------------------	-------------------	-----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(107,560)	(59,996)	(205,954)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	100	0
	---------------------	-------------------	-----------------
NET CASH USED BY INVESTING ACTIVITIES	100	0

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	54,136	0	55,431
Sale of common stock	338	25	894
Paid-in capital	120,763	24,728	233,729
	---------------------	-------------------	---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	175,237	24,753	290,054

NET INCREASE IN CASH	67,777	(35,243)	84,100
			===========
CASH AT BEGINNING OF PERIOD	16,323	35,708	0
	---------------------	-------------------	--------------------
CASH AT END OF PERIOD	$84,100	$465	$84,100
	============	===========	============
SUPPLEMENTAL INFORMATION:

During the quarter ended September 30 2004, the Company issued 1,206,470 shares of the common stock for services contracts for legal, marketing and business consulting services valued at $307,812. The value of services received by the Company during quarter was $131,935. The balance of $175,877 is treated as Deferred compensation. Please refer to the Notes of the financial statements.

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Coffee Pacifica, Inc. and its subsidiary Coffee Pacifica PNG Ltd. (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operation for nine months ended September 30, 2004, are not necessary indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contain in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003,

The balance sheet information as of December 31, 2003, presented herein, has been derived from the audited financial statements of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Certain reclassifications of prior year balances have been made to conform to the current presentation

Nature of Operations

Coffee Pacifica, Inc was incorporated on December 21, 2001, under the laws of the State of Nevada. Coffee Pacifica is a marketer and distributor of Papua News Guinea grown green bean coffee to coffee vendors in United States, Canada and Germany.

Coffee Pacifica conducts its business activities in Papua New Guinea through its wholly owned subsidiary Coffee Pacifica PNG Ltd. which was incorporated under the laws of Papua New Guinea on June 21, 2002.

Revenue Recognition

The Company adopted Securities and Exchange Commission Staff Accounting Bulletins No. 101 ("SAB101"). Revenue Recognition in Financial Statements in 2002. No restatement of the consolidated financials was necessary since the financials were already in conformity with the revenue recognition principles and no material transactions were effected by this adoption.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Product is considered delivered and revenue is recognized when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, the transfer of title may occur either at the time of shipment or when product is delivered to the customer.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Principals of Consolidation

The consolidated financial statements include financial statements of Coffee Pacifica, Inc and its wholly owned subsidiary Coffee Pacifica PNG Ltd. All significant inter-company transactions have been eliminated.

Foreign Currency Translation

The financial statements are presented in United States dollars. Coffee Pacifica and its subsidiary maintain United States dollars as the functional currency. Foreign monetary assets and liabilities are translated in United States dollars at the rates of exchange in effect at the balance sheet dates. Non monetary items are translated at historical rates unless they have been reduced to "market" in which case the rates at the balance sheet date are used. Revenue and expense items are translated using the rate in effect on the date of the transaction.

Deferred Compensation

On July 22, 2004 the Company entered into an agreement with James Parson, Attorney, to provide legal services to the company valued at $50,000 in exchange for 200,000 free trading shares of the Company's common stock. Legal fees charged to expenses were $9,122 for the quarter ended September 30, 2004. The balance of $40,877 is primarily a retainer paid for future legal services.

On July 22, 2004 the Company entered into an agreement with Robert Waters, Consultant, to provide consulting services and advise to the Company on business development, strategy, coffee marketing and image. The services were valued at $200,000 in exchange for 800,000 free trading shares of the Company's common stock. Consulting fees charged to expenses were $65,000 for the quarter ended September 30, 2004. The balance of $135,000 is primarily a retainer paid for future consulting services.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

2. Earnings (Loss) Per Share

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

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Common Stock Issues

On January 3, 2002, the Company issued 300,000 common shares, to three individuals considered founders of the Company, for $.001 per share, a total of $300. On June 29, 2002, the Company issued 6,000,000 shares to the same three individuals for $.001 per share, for a total of $6,000. The full $6,300 was applied to invoices for services received as of June 30, 2002.

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

During the quarter ended September 30, 2004, under the S8 prospectus filed July 21, 2004, the Company issued 1,000,000 shares of the common stock in exchange of services contracts valued at $250,000. In addition, under the S8 prospectus filed on August 11, 2004, the Company issued 506,470 shares of common stock for $84,000 cash payment and in lieu for cash payment $57,812 of marketing services rendered.

4. New Accounting Pronouncement

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

ITEM 2 Managements' Discussion and Analysis or Plan of Operation

During this quarter, Coffee Pacifica's shares of common stock commenced quotation on the OTC Bulletin Board under the trading symbol "CFPC" on July 8 2004. We completed and launched our website, wwww.coffeepacifica.com, appointed a US Vice President of Sales who is based in Kansas City, Missouri and entered into a Letter of Intent to acquire Ozark Mountain Coffee Company located in Ozark Missouri.

For the quarter ended September 30, 2004, we generate revenue of $69,937 from the sale of green bean coffee and incurred a net loss of $160,129 consisting of following expenses; marketing $58,592, travel $1,838, professional fees $5,657, Papua New Guinea operations $14,592, outside service fees $264, advertising and promotion $9,263, consulting $66,020, telephone $1,562, bank charges & interest $92 website expenses $120 and office expenses $9,135. Our liabilities totalled $55,431 representing loan from stockholders. We do not have any long-term debts or obligations. Our accumulated losses from December 21, 2001(date of inception) to September 30, 2004 total $384,991.

As of September 30, 2004, Coffee Pacifica had $100,100 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital. During the quarter to fund our operational expenses and working capital, we sold to our coffee sales consultants 300,000 shares of common stock, S8 registered "2004 Employee Stock Incentive Plan for Employees and Consultants", for total cash consideration of $84,000. The proceeds will be used for our operations and working capital.

To fill the sales orders we receive, we have a subcontract arrangement with the Papua New Guinea Coffee Growers Federation Ltd. to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our customers in United States and Canada. Our gross profit on the sale is approximately 10% due higher initial processing cost and our policy of paying farmers premium prices for their green beans. During the quarter, we did not carry any inventory of green beans. We have advanced $16,000 to Papua New Guinea Coffee Growers Federation to supply us with processed, bagged and ready for export green bean coffee on a revolving basis. Papua New Guinea Coffee Growers Federation Ltd. is coffee farmers owned cooperative company whose members include individuals, cooperatives, blocks and plantations coffee growers.

For the year ended December 31, 2003, we were in the process of establishing as a distributor and marketer in the United States and Canada of green bean coffee produced in Papua New Guinea. As such, we devoted our resources on the start-up and development activities including limited marketing of our green bean coffee in the USA and Canada. We generated zero revenue and our accumulated losses from December 21, 2001(date of inception) to December 30, 2003 was $165,842.

It is essential for Coffee Pacifica to obtain additional financing to conduct its business operations for the next twelve months. We are forced to find alternate sources of financing which at this time cannot be assured. Coffee Pacific, Inc. plans to raise $898,628 by offering the balance of the unsold 898,628 common stock from our primary offering under our prospectus dated July 28, 2003. The offering of 898,628 common stock is subject to Coffee Pacifica obtaining appropriate regulatory approvals. The offering of 898,628 shares of common stock will be made directly to investors by Coffee Pacifica at a price of $1.00 per share. Coffee Pacifica will receive all the proceeds from the sale of these shares to implement its business plan. However, there is no assurance that Coffee Pacifica will be successful in selling to investors 898,628 shares of the common stock at $1.00 per share. Currently, our shares sell on the OTCBB for less than $1.00 per share. Failure to obtain adequate financing may result in Coffee Pacifica having to delay, curtail or scale back its operations.

As of the date of this report, Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future. We do not plan to purchase or sell any plant and or significant equipment in the next twelve months.

We plan to hire one sales employee to assist with the marketing and sales of our green bean coffee. At present, all our officers' time and efforts are being provided to Coffee Pacifica without compensation.

As of the date of this report, Coffee Pacifica, Inc did not have any off-balance sheet arrangements.

Seasonality and other factors that may affect our future results

Our business is seasonal in nature because the Papua New Guinea coffee harvest season is from May to August. The seasonal availability of green bean coffee in the second quarter of the year may result in increased sales in the last two quarters. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results.

Our business strategy is centered on a single product, green bean coffee. If the demand for green bean coffee decreases, our business could suffer. Additionally, if we fail to continue developing and maintaining the quality of the green bean coffee we sell or the farmers allow the quality of the green bean coffee to diminish, our business revenue and profitability could be adversely affected.

The demand for green bean coffee is affected by consumer taste and preferences. The green bean coffee market is highly fragmented. Competition in the green bean coffee market is intense as relatively low barriers to entry encourage new competitors to enter the green bean coffee market. The new market entrants may have substantially greater financial, marketing and operating resources than us, which may adversely affect our ability to compete in the market.

We implemented our plan of operations, as contained the Prospectus dated July 28, 2003, on a severely restricted basis because we raised only 10% of the total primary offering amount. This has reduced our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee from our farmers. Customers orders may not be filled due to a lack of sufficient quantity of green bean coffee which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail.

Decreased availability of quality green bean coffee would have an adverse affect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business. A significant portion of our anticipated revenue will be realized during the Papua New Guinea coffee harvest season, which is from May to August. Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought, would have an adverse effect upon the supply of quality green bean coffee at a reasonable price, which, in turn, would directly impact our ability to market and distribute green bean coffee. As a result, our business would be impaired and we may have to curtail or cease our operations and the investors could lose their entire investment.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $384,991 incurred to September 30, 2004, since inception (December 21, 2001). There are no assurances that we will be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations and the investors could lose their entire investment.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended September 30, 2004, of the fiscal year 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Use of Proceeds From Registered Securities

Our SB-2/A registration statement (file # 333-101702) filed with the Securities and Exchange Commission was declared effective on July 28, 2003. The offering under the prospectus was for 1,000,000 shares of the common stock of Coffee Pacifica at an offering price of $1.00 per share. This offering was made directly to investors by Coffee Pacifica on a best efforts basis. Coffee Pacifica did not use an underwriter for this offering and there was no minimum offering. The primary offering was open for a period of 90 days from the effective date of this registration statement. Coffee Pacifica at its discretion extended the primary offering for an additional maximum period of 90 days. The primary offering was closed on January 14, 2004. Approximately 170 days from the effective date of the registration statement. Coffee Pacifica sold 101,372 shares of the common stock at $1.00 per share and received sale proceeds of $101,372. Since Coffee Pacifica raised approximately 10% of the total primary offering amount it was forced to implement its plan of operation on a severely restricted basis. Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. A lack of sufficient funds may cause us to cease our operations.

$101,372 raised from the sale of the 101,372 shares under the primary offering was used for purposes of furthering our plan of operations, as detailed in the "Plan of Operation" section of our prospectus dated July 28, 2003. No direct or indirect payments from the sale proceeds were made to/for commission, underwriting discounts and expenses, finders' fees, directors, officers or to persons owning ten (10) percent or more of our common stock. No payment has been made for the purchase and installation of plant, machinery and equipment, purchase of real estate and building.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended September 30, 2004, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

  No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14	Code of Ethics	Previously Filed
31	Certification of the Chief Executive Officer of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)	Included
32	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	SB-2 Registration Statement	Previously Filed

(b) Reports on Form 8-K:

1. July 16, 2004, we filed a Form 8-K to announce the appointment Moore Stephens Ellis Foster Ltd. as the Company's independent registered public accounting firm and the commencement of Coffee Pacifica's quotation on the OTC Bulletin Board under the symbol "CFPC" on July 8, 2004.

2. August 31, 2004, we filed a Form 8-K to announce the appointment three new directors.

3. September 3, 2004, we filed a Form 8-K to announce the appointment Kent Jackson as Vice President US Sales.

4. September 13, 2004, we filed a Form 8-K to announce the signing of Letter of Intent to acquire Ozark Mountain Coffee Company.

5. October 14, 2004 we filed a Form 8-K to announce the green bean marketing program in New York State.

6. October 20, 2004, we filed a Form 8-K to announce the initial sale of coffee to Europe. .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Chief Financial Officer and Controller	November 9, 2004