Form 10KSB
period 2004-12-31
COFFEE PACIFICA INC
filed 2005-03-24
CIK 1208833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------------

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes [x] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer's revenues for its most recent fiscal year: $265,438

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity based on the quotation on the OTCBB market as of January 31, 2005: $1,542,866

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2004, Coffee Pacifica Inc. had 9,334,833 shares of common stock issued and outstanding.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employees lack of experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our only source for green coffee beans. Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report on Form 10-KSB. Reader should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1 Description of Business

Business Development

Coffee Pacifica, Inc. was incorporated on December 21, 2001 in the state of Nevada. We have never declared bankruptcy or been in receivership and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Business of Coffee Pacific, Inc.

We are a development stage company in the process of establishing as a distributor and marketer in the United States Canada and Europe of green bean coffee produced in Papua New Guinea. Since our incorporation on December 21, 2001, our start-up and development activities have included the evaluation of potential customers in the United States, Europe and Canada; meetings and discussions held in Papua New Guinea; coffee farmer evaluation and testing of green bean coffee; and reviewing of the green bean coffee production in Papua New Guinea. We have also developed a database pertaining to the coffee farms and coffee farmers of Papua New Guinea. The database details include the location of farms, number of producing trees, farm size in hectares, current production, potential future production, coffee species, variety, method of transportation and classification of farmers as organic and non-organic producers.

On July 8 2004, Coffee Pacifica's shares of common stock commenced quotation on the OTC Bulletin Board under the trading symbol "CFPC." Commencing full operation after quotation on OTCBB, we sold $265,438 of green beans and launched our website: www.coffeepacifica.com. We also investigated a potential acquisition of a coffee roaster; Ozark Mountain Coffee Company located in Ozark Missouri. We did not proceed with that acquisition.

Coffee Pacifica generates revenue from the sale of green bean organic and non-organic premium grade Papua New Guinea grown coffee. We plan to sell Papua New Guinea grown green coffee beans directly to coffee roaster retailers, commercial roasters, coffee brokers and gourmet roasters and retailers.

Coffee Bean Species, Varieties, Quality and Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on weather, economic and political conditions in coffee producing countries. Coffee Pacifica depends on Papua New Guinea coffee farmers/shareholders to access quality green bean coffee from the various growing regions in Papua New Guinea.

The two coffee species grown in Papua New Guinea are arabica and robusta. The main varieties of arabica coffee are "Blue Mountain," "Arusha," "Bourbon" and "Mundonova". According to the Coffee Industry Corporation of Papua New Guinea domestic production data for 2004 coffee season, approximately eighty-six percent (84%) of green bean coffee in Papua New Guinea is grown by landowners in the Highlands region between the altitudes of 4,000 to 6,500 feet above sea level in rich volcanic soils.

We do not anticipate having to depend on any one farmer for the supply of the green coffee beans. We do not expect that disruption in the supply from one farmer to Coffee Pacifica could not be remedied quickly and cost effectively. We obtain our green beans from farmer-shareholders who produce quality green coffee beans. We have informal relationships with coffee farmers and are engaged in verbal conversations with potential additional farmer-shareholders for coffee beans. We believe our farmer-shareholders represent a potential source of quality arabica beans that are produced in sufficient quantities on farms close to main arterial routes. Because many of these farmers are also shareholders of Coffee Pacifica, there are existing relationships and the farmers have a vested interest in the success of Coffee Pacifica. We believe such relationships are mutually beneficial for Coffee Pacifica and our farmer-shareholders alike, and may result in favourable coffee bean supplies, quality and costs.

We also have a strategic partner, Papua New Guinea Coffee Growers Federation Ltd. ("PNGCGF"). PNGCGF is also a shareholder of Coffee Pacifica. PNGCGF's shareholders are co-operatives representing approximately 39,400 coffee growers organized in various co-operatives located throughout the coffee growing areas of PNG. The high quality premium-grade coffee produced by the co-operatives is pooled together by the PNGCGF and will be marketed by Coffee Pacifica. To fill the sales orders we receive, we have a subcontract arrangement with the Papua New Guinea Coffee Growers Federation Ltd. to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our customers.

Coffee Market

There is an established market for green bean coffee in the United States and Canada. According to the International Coffee Organization, "Green Bean Import", data for the 2004 green bean coffee season, the United States imported approximately twenty three million (23 million) sixty-kilogram bags of green bean coffee and Canada imported approximately two million (2 million) sixty-kilogram bags of green bean coffee. United States and Canada's imports of greens beans represent approximately thirty percent (30%) of the total 2004 World coffee production.

Papua New Guinea grown arabica and robusta green bean coffee has an established market. According to the International Coffee Organization "Country Production" data for the 2004 green bean coffee season, Papua New Guinea produced approximately one million two hundred thousand (1.2 million) sixty-kilogram bags of green bean coffee, which is approximately two percent (2%) of the world green bean coffee production.

Customer Categories

Coffee Pacifica's largest potential geographical market is United States and Canada. There are four broad potential customer groups: roaster retailers, commercial roasters, coffee brokers and gourmet roasters and retailers. Roaster retailers are vertically integrated sellers of coffee and other beverages who operate their own coffee roasting facilities to supply roasted coffee to their own retail coffee shops and through other food service distribution channels, such as grocery stores. Commercial roasters, who do not operate their own retail coffee shops, operate roasting facilities and supply roasted coffee to third party retail coffee shops, grocery stores, hotel and restaurant trade, through other food service distribution channels. Coffee brokers purchase and sell green coffee beans to smaller roaster retailers and commercial roasters. The coffee broker segment consolidates distribution channels and provides access to many smaller commercial roasters and roaster retailers. Specialty gourmet roasters and retailers are small coffee shops that sell whole bean coffees that are ground at home, in retail grocery stores or commercially.

We believe that no disproportionately significant amount of revenue will come from any single customer, therefore, we do not expect to depend on any single customer.

Competitive Position & Pricing Policy

We plan to sell to the potential customers in the afore-mentioned groups. These purchasers of green bean coffee in the United States and Canada depend upon outside trading companies and exporters for their supply of green bean coffee. In order to encourage the continuing supply of quality coffee beans in the future, these purchasers routinely negotiate with the exporters or trading companies to purchase green bean coffee which are tied to the specific New York "C" futures coffee contract market prices for future deliveries of green bean coffee. The New York "C" futures coffee contract trades on New York, Coffee Sugar & Cocoa Exchange. We sell our green bean coffee, at a mutually negotiated price, to the potential customers using the New York "C" futures coffee contract market prices as the "benchmark price." We add a premium amount to the benchmark price for the green bean coffee considered to be of a superior quality and deduct a discount amount from the benchmark price for green bean coffee considered to be of an inferior quality. The quality of the green bean coffee is determined by testing the grades of green bean coffee and by cup tasting for flavour. As of December 31, 2004, we sold $265,438 of green bean coffee.

Business of Our 100% Owned Subsidiary; Coffee Pacifica PNG Ltd.

On June 20, 2002, we incorporated, under the laws of Papua New Guinea, our 100% owned subsidiary Coffee Pacifica PNG Ltd. As of the date of this report, the directors of that company are Shailen Singh and Jon Yogiyo. Jon Yogiyo is the Chief Executive Officer, President, Secretary and Treasurer of our subsidiary. We use the subsidiary to conduct all our Papua New Guinea operations including, purchasing, processing, and shipping green bean coffee from Papua New Guinea.

Coffee Packaging and Distribution

We operate in Papua New Guinea through our subsidiary, Coffee Pacifica PNG Ltd., to purchase unprocessed (parchment) coffee beans from the farmers/shareholders and transport the coffee beans in trucks to the processing warehouse in Lae, Papua New Guinea. After processing the parchment green beans, the processed and graded green coffee beans are packed in sixty-kilogram (60kg) bags and stored in a rented warehouse in Lae, Papua New Guinea. When orders are received, we transport bagged green bean coffee ready for shipment down to Lae, our shipping port. After the Coffee Industry Corporation and customs formalities are completed, the bagged green bean coffee is exported directly to customers. A Coffee Pacifica logo appears on every sixty-kilogram (60kg) bag of green bean coffee that is packed and shipped. All exports from Papua New Guinea are shipped at Free On Board ("FOB") price at Lae, Port, Papua New Guinea.

Web Site

As of the date of this report, we own the website: www.coffeepacifica.com. We have not offered to sell or have sold any green bean coffee through our website.

Employees

Including officers, Coffee Pacifica presently has four employees. As of the date of this report, there are no employment agreements. All officers' time and efforts are being provided to Coffee Pacifica without compensation. However, we expect to offer compensation, through cash or stock awards, to our employees in the future.

Government Regulations

We are not aware of any Papua New Guinea federal, state or local laws and regulations that would affect our business operations in Papua New Guinea apart from the Coffee Industry Corporation of Papua New Guinea inspecting all shipments of green bean coffee for the quality control purposes.

Every shipment of green bean coffee out of Papua New Guinea, as part of the quality control documentation, includes a "Phytosanitary Certificate". The National Agriculture Quarantine and Inspection Authority of Papua New Guinea issues the phytosanitary certificate after the inspection, disinfestations and/or disinfection treatment of the green bean coffee ready for shipment. The National Agriculture Quarantine and Inspection Authority of Papua New Guinea is an independent Papua New Guinea government-funded organization, tasked with the responsibility to ensure that all banned and quarantine pests, diseases, non-regulated pests and non-quarantine pests do not enter or leave Papua New Guinea.

The sales documentation will include a phytosanitary certificate certifying that green bean coffee exported has been tested and inspected for all quarantine pests and diseases, including for those non-regulated pests banned by the United States Department of Agriculture and Agriculture Canada.

We are registered with the Food and Drug Administration (FDA) in compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. (the Bioterrorism Act). Under the Bioterrorism Act, green coffee beans are considered food items and require the registration of the food facilities and the importer providing advance notice of any shipments into United States. .

As of the date of this report, our management is unaware of any other federal, state laws and regulations in the United States that would apply to our operations and green bean coffee business.

Research and Development Activities

As of December 31, 2004, Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

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

ITEM 2 Description of Property

As of the date of this report, our head office is located at Suite 321, 2920 N. Green Valley Parkway, Building 3, Henderson, Nevada, 89014. It is rented on a month-to-month basis. We also operate our business from the Vancouver, British Columbia offices of Shailen Singh, President and Chief Executive Officer of Coffee Pacifica. The office is used on a month-to-month basis at no cost to Coffee Pacifica, except for incidental administrative expenses.

We do not own any property, real or otherwise in Las Vegas, Nevada, or in Lae, Papua New Guinea.

Coffee Pacifica does not have any investments or interest in any real estate. Coffee Pacifica also does not invest in real estate mortgages, nor does it invest in securities of, or interest in, persons primarily engaged in real estate activities.

ITEM 3 Legal Proceedings

As of the date of this report, we are unaware of any litigation pending or threatened by or against Coffee Pacifica.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5 Market for Common Equity and Related Stockholders Matters

Market information

Coffee Pacifica's common stock is quoted on the Over the Counter Electronic Bulletin Board ("OTC") under the symbol, "CFPC.OB". Trading in the common stock in the Over-the-Counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Coffee Pacifica commenced quotation on the OTC on July 8, 2004. Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by "Otcbb.com" information centre website:

Quarter	High	Low
2004 Fourth Quarter	$0.85	$0.55
2004 Third Quarter	$0.68	$0.10

Holders

As of December 31, 2004, Coffee Pacifica had approximately 343 shareholders of record of its common stock.

Transfer Agent

Integrity Stock Transfer, Suite 527 2920 N. Green Valley Parkway, Henderson, Nevada 89014 is the transfer agent for the common stock of Coffee Pacifica.

Dividends

We have not paid any dividends to our shareholders since our inception on December 21, 2001. There are no restrictions that currently would limit our ability to pay dividends on common equity or that are likely to do so in the future; however, we do not anticipate paying any dividends during the next year.

Recent Sales of Securities

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

In July 2004, we filed a Registration Statement on Form S-8 and issued 1,000,000 shares of our common stock for services. The fair value of these shares was estimated at $250,000. During the year ended December 31, 2004, $214,078 has been charged to expenses and $35,922 to deferred compensation for unbilled services.

In August 2004, we filed a Registration Statement on Form S-8 and registered 3,000,000 common shares for issuance under the "2004 Employee Stock Incentive Plan for Employees and Consultants." To December 31, 2004, we issued 872,940 shares of our common stock to our sales consultants for an aggregate consideration of $232,253, of which $115,500 was for cash and $116,753 was payment for services in lieu of cash. The fair value of these shares was estimated at $232,253. During the year ended December 31, 2004, $116,753, the fair market value of services, was charged to expenses.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during 2004.

Use of Proceeds from the Sale of Registered Securities

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

As of December 31, 2004, no payment has been made for the purchase and installation of plant, machinery and equipment, purchase of real estate and building.

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

ITEM 6 Managements' Discussion and Analysis or Plan of Operation

Managements Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company in the process of establishing as a distributor and marketer in the United States and Canada of green bean coffee produced in Papua New Guinea. Since our inception on December 21, 2001, we have focused our resources on the start-up and development activities and filing of our SB-2/A registration statement with the Securities and Exchange Commission. On July 8 2004, Coffee Pacifica's shares of common stock commenced quotation on the OTC Bulletin Board under the trading symbol "CFPC". We completed and launched our website, wwww.coffeepacifica.com and entered into a Letter of Intent to acquire Ozark Mountain Coffee Company located in Ozark, Missouri. We did not proceed with the proposed acquisition. Coffee Pacifica continues to evaluate other coffee roasters for sale. Acquisition of a viable coffee roaster will assist in the development of "Tree to Cup" vertically integrated coffee company. Coffee Pacifica also intends to sell to the European coffee market. We are in discussions with several green bean coffee buyers in Europe, and plan to establish distributorship arrangements in 2005. We continued to strengthen our relationship with coffee farmers of Papua New Guinea and Papua New Guinea Coffee Growers Federation Ltd with a goal of improving our ability to secure larger supply base and to increase our share of PNG coffee production.

For the year ended December 31, 2004, we generated revenue of $265,438 from the sale of green bean coffee and incurred a net loss of $444,846 consisting of following expenses; marketing $124,583, travel $16,235, professional fees $19,007, Papua New Guinea operations $53,633, outside service fees $3,942, advertising and promotion $18,511, consulting $202,078, telephone $5,895, bank charges & interest $357 licenses and fees $155, website expenses $5,160 and office expenses $22,290. Our liabilities totalled $1,000 comprised of a loan from stockholder. We do not have any long-term debts or obligations. Our accumulated losses from December 21, 2001(date of inception) to December 31, 2004 total $610,688. As of December 31, 2004, Coffee Pacifica had $50,368 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital.

During the fiscal year ended December 31, 2003, we did not generate any revenue and incurred a loss of $86,515 consisting of following expenses; marketing $12,000, travel $13,080, professional fees $23,772, outside service fees $3,493, licenses and fees $325, consulting $16,203, telephone $3,730, interest $213 and office expenses $13,699. Our liabilities totalled $5,641 comprised of accounts payables $1,295 and a loan from stockholders $4,346. We did not have any long-term debts, or obligations.

At present, to fill the sales orders we receive, we have a subcontract arrangement with the Papua New Guinea Coffee Growers Federation Ltd. ("PNGCGF") to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our customers in United States and Canada. Our gross profit on the sale is approximately 10%, due primarily to higher initial processing costs, and our policy of paying farmers premium prices for their green beans. During the year, we did not carry any inventory of green beans. As of December 31, 2004, we have advanced $25,000 to Papua New Guinea Coffee Growers Federation to supply us with processed, bagged and ready for export green bean coffee on a revolving basis. Papua New Guinea Coffee Growers Federation Ltd. is a coffee farmers-owned cooperative company whose shareholders represent approximately 39,400 coffee growers organized in various co-operatives located throughout the coffee growing areas of PNG. PNGCGF is also a shareholder of Coffee Pacifica. A strategic relationship with PNGCGF provides Coffee Pacifica with increased access to coffee farmers and their coffee beans throughout the coffee growing regions of Papua New Guinea. According to the Coffee Industry Corporation of Papua New Guinea domestic production data for 2004 coffee season, approximately eighty-six percent (84%) of green bean coffee in Papua New Guinea is grown by landowner coffee farmers.

We raised $101,372 from the sale of 101,372 shares of common stock from our primary offering under our prospectus. Since we raised approximately 10% of the total primary offering amount, we were forced to implement our "Plan of Operations" on a severely restricted basis as detailed in our Prospectus dated July 23, 2003, and also forced to find alternate sources of financing. Our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee is severely restricted. As a result of a lack of sufficient quantity of unprocessed green bean coffee in our inventory our business operations is adversely affected. We may not be able to fill the potential customers orders, which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail.

It is essential for Coffee Pacifica to obtain additional financing to conduct its business operations for the next twelve months. We are forced to find alternate sources of financing which at this time cannot be assured. Coffee Pacific, Inc. plans to raise $898,628 by offering the balance of the unsold 898,628 common stock from our primary offering under our prospectus dated July 28, 2003. The offering of 898,628 shares of common stock is subject to Coffee Pacifica obtaining appropriate regulatory approvals. The offering of 898,628 shares of common stock will be made directly to investors by Coffee Pacifica at a price of $1.00 per share. Coffee Pacifica will receive all the proceeds from the sale of these shares to implement its business plan. However, there is no assurance that Coffee Pacifica will be successful in selling to investors 898,628 shares of the common stock at $1.00 per share. During the year ended December 31, 2004, our shares were quoted on the OTCBB for less than $1.00 per share. Failure to obtain adequate financing may result in Coffee Pacifica having to delay, curtail or scale back its operations.

As of the date of this report, Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future. We do not plan to purchase or sell any plant and or significant equipment in the next twelve months.

As of the date of this report, Coffee Pacifica, Inc. did not have any off-balance sheet arrangements.

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

Green bean coffee trades on the commodities market. The supply and price of green bean coffee is affected by multiple factors in the various producing countries, including weather, political, and economic conditions. We sell our green bean coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark (beginning) price will be directly tied to the then current prevailing price of New York "C" futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of green bean coffee increases we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer. As a result, our business will be adversely affected and we may have to curtail or cease our operations and the investors could lose their entire investment.

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $610,688 incurred to December 31, 2004, since inception (December 21, 2001). There are no assurances that we will be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica is also forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations and the investors could lose their entire investment.

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

We are aware there are other companies conducting similar activities. As a development stage company with little operating capital in a rapidly evolving and highly competitive coffee industry, we may encounter financial difficulties. Coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores. We have only begun to penetrate these markets, which gives other competitors advantages over us based on their earlier entry into these distribution markets. The new market entrants may adversely affect our ability to implement our business plan. We may have to curtail or cease our business and our investors may lose their entire investment.

Political and social instability in Papua New Guinea may also negatively impact our supply of green coffee beans and our purchasing costs. We purchase green bean coffee from Papua New Guinea. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea may adversely affect our business operations. In particular, instability in coffee growing regions of Papua New Guinea could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of our business. It could also lead to an increase in our purchasing costs and increased operating costs. This may impair our business and we may have to cease or curtail our operations and investors could lose their entire investment.

Our ability to implement the marketing and sales strategy is partially dependent on our ability to increase awareness and recognition of Papua New Guinea grown green bean coffee in United States. We may have difficulty selling the Papua New Guinea grown green bean coffee to roaster retailers, commercial roasters, gourmet roasters and retailers and coffee brokers. Consequently, if we fail to implement our marketing and sales strategy, or if our resources on a marketing and sales strategy ultimately proves unsuccessful, our revenue and operating results may be adversely affected and we may have to curtail or cease our operations. As a result, investors could lose their entire investment.

Factors That May Affect Owning Coffee Pacifica Common Stock

A substantial majority of our common stock is owned by management, and that may reduce your ability to influence our activities. As of December 31, 2004, directors and officers collectively owned approximately 45% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors can control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Coffee Pacifica is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many development stage companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Coffee Pacifica, Inc, or our common stock.

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.10 and $0.85 per share over the past six months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 7 Audited Financial Statement

Audited Financial Statements for the years ended December 31, 2004 and 2003.

COFFEE PACIFICA, INC.

(A development stage company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2004 and 2003

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MOORE STEPHENS

ELLIS FOSTER LTD.

                        CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada V6J 1G1

Telephone: (604) 737-8117 Facsimile: (604) 714-5916

Website: www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

COFFEE PACIFICA, INC.

(A development stage company)

We have audited the consolidated balance sheet of Coffee Pacifica, Inc. (a development stage company) ("the Company") as at December 31, 2004 and the related consolidated statements of stockholders' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company's financial statements as at December 31, 2003 and for the year then ended, and for the cumulative data from inception (December 21, 2001) to December 31, 2003 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report dated February 12, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                            "MOORE STEPHENS ELLIS FOSTER LTD."

Vancouver, Canada

February 28, 2005                                                                                                                         Chartered Accountants

MSEFA partnership of incorporated professionals

An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited

- members in principal cities throughout the world

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS	------------------	------------------

Current Assets
Cash and cash equivalents	$25,368	$16,323
Deposits	25,000	0
	------------------	-----------------
Total Current Assets	$50,368	$16,323
	==========	==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable Due to stockholders	$0 1,000	$4,346 1,195
	------------------	----------------
Total Current Liabilities	1,000	5,541
	------------------	----------------
Stockholders' Equity
Common stock, authorized
75,000,000 shares at .001 par value
9,334,833 shares and 7,424,792 shares respectively, issued and outstanding	9,334	7,424
Additional paid-in capital	686,644	169,200
Deferred compensation	(35,922)	0
Accumulated Deficit	(610,688)	(165,842)
	------------------	----------------
Total Stockholders' Equity	49,368	10,782
	------------------	----------------
Total Liabilities and Stockholders' Equity	$50,368	$16,323
	==========	=========

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

ACCUMULATED DURING THE DEVELOPMENT STAGE

	Twelve months ending December 31,2004	Twelve months ending December 31,2003	From Inception December 21, 2001 to December 31 2004
	----------------	---------------	----------------
Income $
Sales	265,438	0	265,438
Cost of sales	238,437	0	238,437
	-------------	-------------	-----------
Gross profit	27,001	0	27,001

Expenses
Advertising and promotion	18,511	0	21,643
Marketing	124,583	12,000	136,583
Travel	16,235	13,080	36,274
Professional fees	19,007	23,772	55,541
Outside service fees	3,942	3,493	7,435
Licenses and fees	155	325	870
Consulting	202,078	16,203	232,490
General and administrative expenses	75,924	13,699	128,121
Telephone	5,895	3,730	12,444
Interest & bank charges	357	213	586
Web site expenses	5,160	0	5,702
	----------------	---------------	--------------
Total expenses	471,847	86,515	637,689

Net loss	(444,846)	(86,515)	(610,688)
	=========	=========	========

Earnings (loss) per share, - basic and diluted	$(0.05)	(0.01)
	=========	========

Weighted average shares outstanding - basic and diluted	8,107,648	7,374,202
	=========	========

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO DECEMBER 31, 2004

					Deficit
					Accumulated
					During the
	Common Stock		Additional	Deferred	Development
	Shares	Amount	Paid-in Capital	Compensation	Stage	Total
	--------------	----------	--------------------	--------------------	------------------	-------
December 31, 2001	--	$--	$--	$--	$--	$--

Issuance of common stock for services, January 3, 2002	300,000	300	0	0	0	300

Issuance of common stock for services, June 29, 2002	6,000,000	6,000	0	0	0	6,000

Issuance of common stock for cash, June 30, 2002	255,000	255	25,245	0	0	25,500

Issuance of common stock for services, June 30, 2002	305,000	305	30,195	0	0	30,500

Issuance of common stock for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	0	24,827

Issuance of common stock for cash, October 31, 2002	237,500	237	23,513	0	0	23,750

Issuance of common stock for services, October 31, 2002	14,750	15	1,460	0	0	1,475

net loss	0	0	0	0	(79,327)	(79,327)
	--------------	----------	--------------	------------	------------------	------------
Balance, December 31, 2002	7,360,521	7,360	104,992	0	(79,327)	33,025

Shares issued for cash, 2003	64,271	64	64,208	0	0	64,272

net loss	0	0	0	0	(86,515)	(86,515)
	--------------	----------	--------------	------------	------------------	------------
Balance, December 31, 2003	7,424,792	$7,424	$169,200	$0	$(165,842)	$10,782
	========	======	========	=======	==========	=======
Shares issued for cash, Jan 2004	37,101	38	37,063	0		37,101
Shares issued for services, July 2004	1,000,000	1,000	249,000	(35,922)		214,078
Shares issued for services, August 2004	206,470	206	57,606	0		57,812
Shares issued for cash, September 2004	300,000	300	83,700	0		84,000
Shares issued for cash, November 2004	170,000	170	31,330	0		31,500
Shares issued for services, November 2004	196,470	196	58,745	0		58,941

net loss	0	0	0	0	(444,846)	(444,846)
	--------------	----------	--------------	--------------	------------------	------------
Balance, December 31, 2004	9,344,833	$9,334	$686,644	$(35,922)	$(610,688)	$49,368
	========	======	========	========	==========	=======

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ending December 31 , 2004	Twelve months ending December 31 2003	From Inception, Dec 21, 2001 to December 31, 2004
	----------------------	--------------------	-----------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Loss	$(444,846)	$(86,515)	(610,688)
Non-cash items not involving cash:
Common stock issued for services	330,831	0	393,933
Changes in other assets and liabilities:
Deposits increase	(25,000)	0	(25,000)
Accounts payable increase (decrease)	(4,346)	2,858	0
	---------------------	-------------------	-----------------
NET CASH USED IN OPERATING ACTIVITIES	(143,361)	(83,657)	(241,755)
	---------------------	-------------------	-----------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Due to stockholders	(195)	0	1,000
Proceeds from share issuances	152,601	64,272	266,123
	---------------------	-------------------	-----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,406	64,272	267,123
	---------------------	-------------------	-----------------
NET INCREASE (DECREASE) IN CASH	9,045	(19,385)	25,368

CASH AT BEGINNING OF PERIOD	16,323	35,708	0
	---------------------	-------------------	-----------------
CASH AT END OF PERIOD	$25,368	16,323	$25,368
	============	===========	============
SUPPLEMENTAL INFORMATION:

interest expense paid in cash	$ 0	$ 0	$ 0
Income taxes pad in cash	$ 0	$ 0	$ 0

Non-cash transactions:

In 2004, the Company issued 1,402,940 shares of the common stock for legal, marketing and business consulting services valued at $366,753. The value of services received by the Company during the year was $330,831. The balance of $35,922 is recorded as deferred compensation.

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Operations

Coffee Pacifica, Inc was incorporated on December 21, 2001, under the laws of the State of Nevada. Coffee Pacifica is a marketer and distributor of Papua New Guinea grown green bean coffee to coffee vendors in the United States, Canada and Europe.

Coffee Pacifica conducts its business activities in Papua New Guinea through its wholly-owned subsidiary Coffee Pacifica PNG Ltd. which was incorporated under the laws of Papua New Guinea on June 21, 2002.

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated loss of $610,688 and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2. Summary of Significant Accounting Policies

Reclassification

Certain reclassifications of prior year balances have been made to conform to the current presentation.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2004 and 2003, cash and cash equivalents consist of cash only.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Product is considered delivered when title and risk have been transferred to the customer.

Principals of Consolidation

The consolidated financial statements include financial statements of Coffee Pacifica, Inc and its wholly-owned subsidiary Coffee Pacifica PNG Ltd. All significant inter-company transactions have been eliminated.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies Continued

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company maintains United States dollars as the functional currency, while its subsidiary maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions.

Deferred Compensation

On July 22, 2004, the Company entered into an agreement with the Company's Attorney, to provide legal services to the company valued at $50,000 in exchange for 200,000 free trading shares of the Company's common stock. Legal fees charged to expenses were $14,078 during the year ended December 31, 2004. The balance of $35,922 is primarily a retainer paid for future legal services.

On July 22, 2004, the Company entered into an agreement with a Consultant, to provide consulting services and advise to the Company on business development, strategy, coffee marketing and image. The services were valued at $200,000 in exchange for 800,000 free trading shares of the Company's common stock. Consulting fees charged to expenses were $200,000 during the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Advertising and Promotion Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2004 and 2003, the Company incurred $18,511 and $nil advertising costs respectively.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The Company's financial instruments consist of cash, accounts payable, and due to stockholders. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies Continued

Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the year ended December 31, 2004 and 2003.

Earnings (Loss) Per Share

Basic EPS is determined using net income divided by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities, or warrants, basic and diluted EPS are the same.

3. Common Stock Transactions

In 2003, the Company issued 64,271 shares of its common stock at $1.00 per share under the terms of the Prospectus offering for a total of $64,271.

In January of 2004, the Company issued 37,101 shares of its common stock at $1.00 per share, under the terms of the Prospectus offering for a total of $37,101.

In July 2004, the Company issued 1,000,000 shares of its common stock in exchange of services contracts valued at $250,000. As of December 31, 2004, $214,078 value of services were rendered and $35,922 is deferred compensation for services to be rendered in 2005.

In August 2004, the Company issued 206,470 shares of common stock in lieu for cash payment of $57,812 for marketing services rendered.

In September 2004, the Company issued 300,000 shares of common stock for $84,000 cash payment.

In November 2004, the Company issued 170,000 shares of common stock for $31,500 cash payment.

In November 2004, the Company issued 196,470 shares of common stock in lieu for cash payment of $58,841 for marketing services rendered.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. New Accounting Pronouncement

In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP 129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FSP 129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement does not have an impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company's financial statements.

5. Income Taxes

As at December 31, 2004, the Company has estimated tax losses carry-forward for tax purposes of $610,000. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

	2004	2003
Loss carry forwards	$ 207,000	$ 56,000
Valuation allowance	(207,000)	(56,000)
	$ -	$ -

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Related party transactions

Due to stockholders consists of advance from stockholders, which is non-interest bearing and has no stated terms of repayment.

In 2004, the Company incurred and paid management fees, totalling of $13,990 ($nil in 2003) to three directors of the Company.

In 2004, the Company incurred and paid $5,000 ($nil in 2003) consulting fees to a director of the Company.

In 2004, the Company incurred and paid marketing fee of $7,830 ($12,000 in 2003) to a principal shareholder of the Company.

ITEM 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As of the date of this report Coffee Pacifica did not have any disagreements with its current or former independent registered public accounting firms.

David E. Coffey, CPA who was Coffee Pacifica's independent registered public accounting firm resigned when he withdrew his registration with the PCAOB effective June 15, 2004. Consequently, on July 15, 2004, the Board of Directors of Coffee Pacifica, Inc. engaged Moore Stephens Ellis Foster Ltd ("Moore Stephens Ellis Foster") as the Company's independent registered public accounting firm. Moore Stephens Ellis Foster is registered with the Public Company Accounting Oversight Board ("PCAOB").

David E. Coffey's reports on the financial statements of Coffee Pacifica, Inc. for the two most recent fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles except that the reports were modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that Company would continue as a going concern.

During Coffee Pacifica's two most recent fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through June 15, 2004, there were no disagreements between Coffee Pacifica and David E. Coffey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to David E. Coffey's satisfaction, would have caused him to make reference to the subject matter of the disagreement in connection with their reports on Coffee Pacifica's financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years ended December 31, 2003 and 2002 and the subsequent interim period preceding such engagement, neither Coffee Pacifica nor anyone on its behalf consulted Moore Stephens Ellis Foster regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Moore Stephens Ellis Foster provide to the Company a written report or oral advice regarding such principles or audit opinion; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(l)(iv) and the related instructions of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 8B Other Information

As of December 31, 2004, Coffee Pacifica management are unaware of any additional information that were to be reported on From 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

Part III

ITEM 9 Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office for one year or until the successors are elected or appointed at the next annual meeting of the shareholders. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. The names, ages and positions of our directors and executive officers as of the date of this report. are as follows:
NAME	AGE	POSITION	DIRECTOR SINCE	TERM
Shailen Singh	40	Director & President	December 21, 2001 (inception)	One year
Jon Yogiyo	51	Director	December 21, 2001	One year
Bernard Goma	43	Director	August 30, 2004	One year
Jikian McKenzie	48	Director	August 30, 2004	One year
Brian Inouye	50	Director & Secretary	August 30, 2004	Resigned February 28, 2005

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

From July 1996 to January 1999, Mr. Singh was a director and Chief Financial Officer of Jaya Gold Inc., a private mineral exploration company based out of Vancouver, British Columbia, owning five mineral properties and one mining license in Papua New Guinea. In September 1997, Jaya Gold Inc. merged with a Vancouver Stock Exchange listed company; International Blue Gold Corp. International Blue Gold Corp Mr. Singh became a director and Chief Financial Officer of International Blue Gold Corp., which later changed its name to Buddha Resources Inc., from September 1997 to January 1999; and then rejoined as a director from June 1999 to December 2001. Buddha Resources Inc. conducted exploration for gold, copper, platinum and bauxite minerals in Papua New Guinea. In March 1999, Mr. Singh became a director and President of Inouye Technologies Inc., a private British Columbia technology company involved in the research and development and manufacture of power-line conditioners and power surge protection products since 1992. In December 1999, Inouye Technologies Inc. completed a reverse takeover of Vescan Equities Inc., a publicly listed mineral exploration company. Mr. Singh became a director and President of the new company under the new name of Inouye Technologies (Canada) Inc. and remained in that role until he resigned in February 2001. Since February 2001, Mr. Singh has been the President and sole director of South Rim Financial Corp., a private British Columbia incorporated company that provides consulting services in Vancouver, British Columbia.

V.S. Jon Yogiyo, Director

Mr. Yogiyo is a resident of Papua New Guinea and is responsible to purchase, process and ship our green bean coffee from Papua New Guinea to our potential customers in the United States. Europe and Canada. Mr. Yogiyo is a director and the Chief Executive Officer, President, Secretary and Treasurer of our 100% owned subsidiary in Papua New Guinea; Coffee Pacifica PNG Ltd.

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

Bernard Goma, Director

Mr Goma is s a trained and qualified Co-operative Society Officer. His expertise is in legal and operational aspects of co-operatives in PNG. He started work as a co-operative officer after graduating from the Co-operative College in PNG. In 1984, he was appointed a Co-operative Officer with Simbu Provincial Government and was later appointed Managing Director of Simbu Holdings; a subsidiary company of Simbu Provincial Government.

Since 1994, Mr. Goma has been working for the Coffee Industry Corporation of PNG as a Trainer and Coffee Credit Officer responsible for the coffee growers Freight Subsidy and Surety Program. Other business actives has included the formation and establishment of Coffee Growers Co-operatives throughout PNG, and the establishment of the PNG Coffee Growers Federation Ltd.

Jikian McKenzie, Director

Mr. McKenzie graduated from Vudal Agricultural College in PNG with Diploma in Tropical Agriculture in 1973. He was an Agriculture Extension and Marketing Officer from 1974 to 1977 with the Department of Agriculture and Livestock. From 1978 to 1991, he was a lecturer and the Principal of Agricultural College in PNG. From 1991 to 2003, he was Training and Development Manager with the Coffee Industry Corporation responsible for the training of coffee farmers to enhance and improve the quality of coffee produced by co-operatives in Papua New Guinea. Since 2003, Mr McKenzie has been a director of PNG Coffee Growers Federation Ltd.; a company owned by the coffee growing co-operatives in PNG.

Family Relationships

There are no family relationships, except certain family members who became shareholders by purchasing common shares of Coffee Pacifica.

Involvement in Certain Legal Proceedings

No director or officer has filed any bankruptcy petition.

No director or officer has been convicted in a criminal proceeding.

No director or officer has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

No director or officer has been convicted of violating a federal or state securities or commodities law.

Employment Agreements

None

Committees of the Board

As of the date of this report, we are a development stage and do not have an Executive Compensation committee. We do have an Audit Committee comprised of Shailen Singh, Jon Yogiyo, Jikian McKenzie and Bernard Goma. We will appoint independent directors and directors with financial expertise to our board and committees in the future. We do not have any independent board members in our audit committee who are considered to be a financial experts.

Significant Employee

Brooks Farrell, a significant employee, resigned as Vice President of Global Sales effective July 5, 2004.

Section 16(a) Beneficial Ownership Compliance

To the best of our knowledge based on the available information as of December 31, 2004, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities. filed all Section 16(a) reports with the Securities and Exchange Commission in a timely manner and provided Coffee Pacifica with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Effective December 31, 2004, company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) and our company's Chief Financial Officer being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

  Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to the annual report for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to:  Coffee Pacifica Inc. P.O. Box 95012, 8726 Barnard Street, Vancouver, B,C, V6P 6V4, Tel: 604 274 8004, Fax 604 274 8006 Email: shailen@coffeepacifica.com.

  Our Code of Business Conduct and Ethics is also posted on our website www.coffeepacifica.com.

  ITEM 10 Executive Compensation

  The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2004 and 2003.Our officers, directors and employees do not currently receive any annual or long-term compensation.

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Shailen Singh President, CEO, CFO and Secretary	2004 2003	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jon Yogiyo Director	2004 2003	$9324 0	0 0	0 0	0 0	0 0	0 0	0 0
Bernard Goma Director	2004 2003	$2,333 0	0 0	0 0	0 0	0 0	0 0	0 0
Jikian McKenzie Director	2004 2003	$2,333 0	0 0	0 0	0 0	0 0	0 0	0 0

  As of the December 31, 2004, we do not have any agreement or arrangement in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

  Options/SAR Grants

  We do not have any stock option plans for our officers and directors. We have adopted a 2004 Employee Stock Incentive Plan, through which the Board of Directors, in its discretion, can award stock or options to purchase stock to employees.

  Employment Agreements

  We do not have any employment agreements or compensation arrangements. All our directors and officers time and efforts are being provided to Coffee Pacifica without compensation.

  ITEM 11 Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of date of December 31, 2004, with respect to the beneficial ownership of the common shares of Coffee Pacifica by (i) each director, (ii) each executive officer, (iii) each employee, (iv) the directors and officers of the Company as a group, (v) and each person known by Coffee Pacifica to own beneficially more than five percent (5%) of the common shares. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage (%)
Common Shares	Shailen Singh, President, CEO &Director (1),(2)	2,100,000	22.50%
Common Shares	Jon Yogiyo, Director (1)	2,100,000	22.50%
	Officers and Directors as a Group	4,200,000	45%
Common Shares	Brooks Farrell (3)	2,109,605	22.50%
Common Shares	CEDE & Co (4)	1,666,108	16.7%

Issued and Outstanding December 31, 2004		9,334,833

  (1) The address of beneficial owners in the table are Shailen Singh, 10460 Leonard Road, Richmond, B.C. Canada, V7A 2N5, Jon Yogiyo, P.O. Box 164, Goroka, EHP, Papua New Guinea.

  (2) Shailen Singh's shares are held by South Rim Financial Corp. Mr. Singh is the sole shareholder, officer and director of South Rim Financial Corp.

  (3) Brooks Farrell, 201 133 East 8 Avenue, Vancouver, B.C. V5T 1R8

  (4) CEDE & Co, Bowling Green Station, P.O.Box 20, New York, NY 10004. The beneficial owners of these shares are not known to Coffee Pacifica.

  Change in Control

  As of the date of this report, our management is unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a change of control" of Coffee Pacifica as that term is defined by Item 403(c) of Regulation S-B.

  Securities authorised for issuance under equity compensation plans

  We do not have any options, warrants and rights equity compensation plans for our officers and directors.

  ITEM 12 Certain Relationships and Related Transactions

  As of the date of this report, there have been no transactions or proposed transactions, which have materially affected or will materially affect Coffee Pacifica in which any director, promoter, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest.

  During the year ended December 31, 2004, Brian Inouye was issued 50,000 shares of common stock for a cash payment of $8,500. Following payments were made to the Coffee Pacifica, Inc. and Coffee Pacifica PNG Ltd. directors, officers and a former significant employee (a shareholder with more than 10% interest):

	Nature of relationship	Nature of expenses	2004	2003
Jon Yogiyo	Director	PNG Operations - Salary	$9324	0
Bernard Goma	Director	PNG Operations - Salary	$2,333	0
Jikian McKenzie	Director	PNG Operations - Salary	$2,333	0
Brian Inouye	Director & Secretary	Website	$5,000	0
Brooks Farrell	10% plus shareholder	Marketing	$7,830	$12,000

  Coffee Pacifica has not entered into any arrangements or agreements for the payment of salary or benefits to the officers that require disclosure to our shareholders.

  ITEM 13. Exhibits and Reports on Form 8K

  (a) Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
16	Letter on Change in Certifying Accountant	Previously Filed
31	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
32	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	SB-2 Registration Statement	Previously Filed

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

  7. November 19, 2004, we filed a Form 8-K to announce the mapping of coffee growing areas of PNG by PNGCGF.

  8. December 19, 2004, we filed a Form 8-K to announce the revenue projections for the year ended December 31, 2004.

  ITEM 14 Principal Accountants Fees and Services

  The aggregate fees billed for audit services rendered by our previous auditor; David E. Coffey, CPA, for the annual financial statements and the review of the financial statements included in our Form 10-QSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2004 and 2003 were $3,000 and $5,700 respectively. No other professional services were provided by our previous auditor.

  The aggregate fees billed to December 31, 2004 for audit services rendered by our current auditor Moore Stephens Ellis Foster Ltd. for the annual financial statements and the review of the financial statements included in our Form 10-QSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2004 was $736. No other professional services were provided by our auditor.

  PART IV

  SIGNATURES

  In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	March 24, 2005

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	March 24, 2005