Form 10QSB
period 2005-03-31
COFFEE PACIFICA INC
filed 2005-05-13
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

COFFEE PACIFICA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0466417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 1210 1200 West 73rd Avenue, Vancouver, B.C., Canada	V6P 6G5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 264 8012

(Former name, former address and former fiscal year, if changed since last report.)

P.O. Box 95012, 8726 Barnard Street, Vancouver, B.C., Canada V6P 6A6

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x  No  [ ][

There were 13,956,893 shares outstanding of common stock of the registrant at March 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

ITEM 1 Financial Statements and Notes to Financial Statements

COFFEE PACIFICA, INC.

(A development stage company)

Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars)

MARCH 31, 2005 (Unaudited)

AND

DECEMBER 31 2004 (Audited)

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

ACCUMULATED DURING THE DEVELOPMENT STAGE

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO MARCH 31, 2005

Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total
December 31, 2001	–	$ –	$ –	$ –	$ –	$ –
Shares issued for services, January 3, 2002	300,000	300	0	0	0	300
Shares issued for services, June 29, 2002	6,000,000	6,000	0	0	0	6,000
Shares issued for cash, June 30, 2002	255,000	255	25,245	0	0	25,500
Shares issued for services, June 30, 2002	305,000	305	30,195	0	0	30,500
Shares issued for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	0	24,827
Shares issued for cash, October 31, 2002	237,500	237	23,513	0	0	23,750
Shares issued for services, October 31, 2002	14,750	15	1,460	0	0	1,475
Net loss	0	0	0	0	(79,327)	(79,327)
Balance, December 31, 2002	7,360,521	7,360	104,992	0	(79,327)	33,025
Shares issued for cash, 2003	64,271	64	64,208	0	0	64,272
Net loss	0	0	0	0	(86,515)	(86,515)
Balance, December 31, 2003	7,424,792	$ 7,424	$ 169,200	$ 0	$ (165,842)	$ 10,782
Shares issued for cash, Jan, 2004	37,101	38	37,063	0		37,101
Shares issued for services, July, 2004	1,000,000	1,000	249,000	(35,922)		214,078
Shares issued for services, August, 2004	206,470	206	57,606	0		57,812
Shares issued for cash, September, 2004	300,000	300	83,700	0		84,000
Shares issued for cash, November, 2004	170,000	170	31,330	0		31,500
Shares issued for services, Nov, 2004	196,470	196	58,745	0		58,941
Net loss	0	0	0	0	(444,846)	(444,846)
Balance, December 31, 2004	9,334,833	$ 9,334	$ 686,644	$ (35,922)	$ (610,688)	$ 49,368
Shares issued for cash, Jan, 2005	168,333	168	43,182			43,350
Shares issued for services Jan, 2005	903,727	904	270,214			271,118
Shares issued for services Feb, 2005	50,000	50	29,950			30,000
Shares issued for cash March, 2005	134,000	134	66,866			67,000
Shares issued for services March, 2005	3,366,000	3,366	479,634	(275,000)		208,000
Net loss					(582,504)	(582,504)
Less 2004 Deferred comp. applied				11,643		11,643
Balance March 31, 2005	13,956,893	13,956	1,576,490	299,279	(1,193,192)	$ 97,975

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Interest expense paid in cash                                                     $ 0                                     $ 0                                 $ 0

Income taxes paid in cash                                                          $ 0                                    $ 0                                  $ 0

Non-cash transactions:

During the period ended March 31, 2005, the Company issued 4,622,060 shares of the common stock for marketing, investor relations, coffee quality and business consulting services valued at $784,118. The value of services received by the Company during the period was $520,761 including $11,643 for legal services. The balance of $299,279 is recorded as deferred compensation.

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

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated loss of $1,193,192 and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2. Summary of Significant Accounting Policies

Reclassification

Certain reclassifications of prior year balances have been made to conform to the current presentation.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2004 and March 31 2005, cash and cash equivalents consist of cash only.

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

Deferred Compensation

On July 22, 2004, the Company entered into an agreement with the Company's Attorney, to provide legal services to the company valued at $50,000 in exchange for 200,000 free trading shares of the Company's common stock. Legal fees charged to expenses were $11,643 during the period ended March 31, 2005. The balance of $24,279 is primarily a retainer paid for future legal services.

On March 15, 2005, the Company entered into an agreement with an investor relations consulting firm, Capital Group Communciations Inc., to provide investor relations and promotion services for a period of twelve months. The services were valued at $100,000 in exchange for 1,000,000 Restricted Rule 144 shares of the Company's common stock. Investor relations fees charged to expenses was $8,333 for the period ended March 31, 2005.

On March 15, 2005, the Company entered into an agreement with PNG Coffee Growers Federation Ltd. to provide coffee quality related consulting services in Papua New Guinea. The services were valued at $200,000 in exchange for 2,000,000 Restricted Rule 144 shares of the Company's common stock. Consulting fees charged to expenses was $16,667 for the period ended March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Advertising and Promotion Costs

Advertising costs are expensed as incurred. During the period ended March 31, 2005 and 2004, the Company incurred $16,881 and $nil advertising costs respectively.

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the period ended March 31,2005 and 2004.

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

In July 2004, the Company issued 1,000,000 shares of its common stock in exchange of services contracts valued at $250,000. As of March 31, 2005, $225,721 value of services were rendered and $24279 is deferred compensation for services to be rendered in 2005.

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

In January 2005, the Company issued 163,333 shares of common stock for $43,350 cash payment.

In January 2005, the Company issued 903,727 shares of common stock in lieu for cash payment of $121,118 for marketing services and $150,000 for consulting services rendered.

In February 2005, the Company issued 50,000 shares of common stock in lieu for cash payment of $30,000 for consulting services rendered.

In March 2005, the Company issued 134,000 shares of common stock for $67,000 cash payment.

In March 2005, the Company issued 3,366,000 shares of common stock in lieu for cash payment of $183,000 for marketing services, $200,000 investor relation services and $100,000 for coffee quality related services. As of March 31, 2005, $208,000 value of services were rendered and $275,000 is deferred compensation for services to be rendered in 2005.

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

6. Subsequent events

On March 15, 2005, the Board of Directors approved the extension of the closing date of the Prospectus dated July 23, 2003 to raise $898,628 by offering the balance of the unsold 898,628 common stock from the primary offering under the prospectus. Coffee Pacifica received $898,628 in April, 2005.

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

ITEM 2 Managements' Discussion and Analysis or Plan of Operation

During the quarter ended March 31, 2005, we devoted our resources to increase awareness of our green bean coffee in United States, Canada and Europe. We hosted a booth at the 17th Annual Specialty Coffee Association of America Exhibition held in Seattle on April 15-18, 2005. In addition, we undertook an aggressive campaign with PNG Coffee Growers Federation Ltd to increase the number of farmers in our distribution system from 30,000 to 60,000 and are in the process to further increase the number of farmers. We also entered into contracts for an investor relations and coffee quality control related services. On March 15, 2005, we offered the balance of the unsold 898,628 common stock from our primary offering under our prospectus dated July 28, 2003. The offering was fully subscribed by March 29, 2005. The offering of 898,628 shares of common stock was made directly to investors by Coffee Pacifica at a price of $1.00 per share. As of the date of this report, Coffee Pacifica received total proceeds of $898,628 from the sale of these shares. The funds will be used to implement Coffee Pacifica's business plan as detailed in the prospectus dated July 28, 2003.

Coffee Pacifica continues to evaluate other coffee roasters for sale. Acquisition of a viable coffee roaster will assist in the development of "Tree to Cup" vertically integrated coffee company. We continue to strengthen our relationship with coffee farmers of Papua New Guinea and Papua New Guinea Coffee Growers Federation Ltd with a goal of improving our ability to secure larger supply base and to increase our share of PNG coffee production. To achieve diversification, we are in discussions with coffee producers from other countries with a view to establishing new supply relationships.

For the quarter ended March 31, 2005, we generated zero revenue from the sale of green bean coffee and incurred a net loss of $582,504 consisting of following expenses; marketing $305,048, travel $12,559, professional fees $16,643, outside service fees $1,487,, advertising and promotion $16,881, consulting $180,000, telephone $3,389, bank charges & interest $141 website expenses $754 and general and administrative expenses $45,377. Our liabilities totalled $10,564 representing loan from stockholders. We do not have any long-term debts or obligations. Our accumulated losses from December 21, 2001(date of inception) to March 31, 2005 total $1,193,192.

As of March 31, 2005, Coffee Pacifica had $108,539 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital.

For the quarter ended March 31, 2004, we did not generate any revenue and incurred a loss of $34,908 consisting of following expenses; marketing $5,000, travel $3,404, professional fees $3,833, outside service fees $220, licenses and fees $30, consulting $320, telephone $811, interest $79 and general and administrative expenses $21,211.

At present, to fill the sales orders we receive, we have a subcontract arrangement with the Papua New Guinea Coffee Growers Federation Ltd. ("PNGCGF") to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our customers in United States and Canada. As of March 31, 2005, we have advanced $40,000 to Papua New Guinea Coffee Growers Federation to supply us with processed, bagged and ready for export green bean coffee on a revolving basis. Papua New Guinea Coffee Growers Federation Ltd. is a coffee farmers-owned cooperative company whose shareholders are approximately 60,000 coffee growers organized in 105 co-operatives located throughout the coffee growing areas of PNG. PNGCGF is also a major shareholder of Coffee Pacifica. A strategic relationship with PNGCGF provides Coffee Pacifica with increased access to coffee farmers and their coffee beans throughout the coffee growing regions of Papua New Guinea. According to the Coffee Industry Corporation of Papua New Guinea domestic production data for 2004 coffee season, approximately eighty-six percent (86%) of green bean coffee in Papua New Guinea is grown by landowner coffee farmers.

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

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

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

To date, we implemented our plan of operations, as contained the Prospectus dated July 28, 2003, on a severely restricted basis because we raised only 10% of the total primary offering amount. This reduced our ability to purchase a significant amount or larger volumes of unprocessed green bean coffee from our farmers. Customers orders may not be filled due to a lack of sufficient quantity of green bean coffee which may cause us to lose potential sales, affect our profit margins and it may cause our business to fail.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $1,193,192 incurred to March 31 2005, since inception (December 21, 2001). There are no assurances that we will be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations and the investors could lose their entire investment.

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

Factors That May Affect Owning Coffee Pacifica Common Stock

A substantial majority of our common stock is owned by management, and that may reduce your ability to influence our activities. As of the date of this report, directors and officers collectively owned approximately 27% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors can control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.10 and $3.52 per share over the past nine months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 3 CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended March 31, 2005 of the fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, there is no litigation pending or threatened by or against Coffee Pacifica.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 15, 2005, we issued one million (1,000,000) Restricted Rule 144 shares of common stock to Capital Group Communication Inc for the investor relations services valued at $100,000.

On March 15, 2005, we issued two million (2,000,000) Restricted Rule 144 shares of common stock to PNG Coffee Growers Federation Ltd. for the coffee quality related services valued at $200,000.

Both consultants are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933.

Recent Sales of Securities

In August 2004, we filed a Registration Statement on Form S-8 and registered 3,000,000 common shares for issuance under the "2004 Employee Stock Incentive Plan for Employees and Consultants." For the period ended March 31, 2005 we issued 1,622,060 shares of our common stock to our consultants for an aggregate consideration of $594,468, of which $110,350 was for cash and $484,118 was payment for services in lieu of cash. The fair value of these shares was estimated at $594,468. During the period ended March 31, 2005, $484,118, the fair market value of services, was charged to expenses.

On March 15, 2005, the Board of Directors approved the extension of the closing date of the Prospectus dated July 23, 2003 to raise $898,628 by offering the balance of the unsold 898,628 common stock from the primary offering under the prospectus. The offering of 898,628 shares of common stock was made directly to investors by Coffee Pacifica at a price of $1.00 per share. Coffee Pacifica received subscription applications for 898,628 shares of common stock at a price of $1.00 per share and the prospectus offering was closed on March 29, 2005. As of the date of this report, total proceeds of $898,628 was received by Coffee Pacifica. All the proceeds from the sale of the shares will be used to implement Coffee Pacifica's business plan as contained in the Prospectus.

Initially, our SB-2/A registration statement (file # 333-101702) filed with the Securities and Exchange Commission was declared effective on July 28, 2003. The offering under the prospectus was for 1,000,000 shares of the common stock of Coffee Pacifica at an offering price of $1.00 per share. This offering was made directly to investors by Coffee Pacifica on a best efforts basis. Coffee Pacifica did not use an underwriter for this offering and there was no minimum offering. The primary offering was open for a period of 90 days from the effective date of this registration statement. Coffee Pacifica at its discretion extended the primary offering for an additional maximum period of 90 days. The primary offering was closed on January 14, 2004. Coffee Pacifica sold 101,372 shares of the common stock at $1.00 per share and received sale proceeds of $101,372. $101,372 raised from the sale of the 101,372 shares under the primary offering was used for purposes of furthering our plan of operations, as detailed in the "Plan of Operation" section of our prospectus dated July 28, 2003. No direct or indirect payments from the sale proceeds were made to/for commission, underwriting discounts and expenses, finders' fees, directors, officers or to persons owning ten (10) percent or more of our common stock. No payment has been made for the purchase and installation of plant, machinery and equipment, purchase of real estate and building.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of the date of this report, a proxy statement was furnished in connection with the solicitation of proxies by the Board of Coffee Pacifica, Inc. for use at the Company's special meeting of shareholders, to be held at will be held on May 24, 2005, at 11:00 a.m. local time, at Conference Room, Bird of Paradise Hotel, Goroka, EHP, Papua New Guinea and at any adjournment thereof for the following purposes:

To consider and vote upon a proposal to amend the Company's Articles of Incorporation authorize 100 million shares of preferred stock. The terms of any preferred shares issued, including the voting rights of the shares in amounts greater than common shares, will be set from time to time by the Board of Directors.

To consider and vote upon a proposal to allow the Board of Directors to approve splits of the Company's Common Stock at such future dates and under such terms at it deems necessary.

To elect all members of the existing Board of Directors; Shailen Singh, Jon Yogiyo, Jikian McKenzie and Bernard Goma.

To approve Moore Stephens Ellis Foster, Ltd. as the Company's independent auditors for the coming year;

To consider and vote upon a proposal to allow the Board of Directors to approve a compensation for the Executive Officers of the Company.

To transact such other business as may properly come before the Special Meeting and any adjournment or postponement thereof.

No other matter was submitted during the quarter ended March 31, 2005 covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

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

8. December 9, 2004, we filed a Form 8-K to announce the revenue projections for the year ended December 31, 2004.

9. January 12, 2005, we filed a Form 8-K to announce plans for the establishment of distributorships in Europe.

10. February 22, 2005, we filed a Form 8-K to announce the participation in the Speciality Coffee Association of America Exhibition in Seattle, Washington from April 15- 18 2005.

11. March 3, 2005, we filed a Form 8-K to announce the resignation of Brian Inouye as a director and officer.

12. March 23, 2005, we filed a Form 8-K to announce the appointment of Bernard Goma as Vice President of Global Sales, contracts with Capital Group Communciations Inc, PNG Coffee Growers Federation Ltd and the Board of Directors approval for the extension of the closing date of the Prospectus dated July 23, 2003.

13. April 1, 2005, we filed a Form 8-K to announce the increase in number of coffee farmers from 30,000 to 39,400 and positive response from farmer sign-up campaign.

14. April 1, 2005, we filed a Form 8-K to announce the increase in the number farmers becoming members of PNG Coffee Growers Federation from 39,400 to 60,000 and the completion and sale closing of the Prospectus offering of 898,628 shares at a price of $1.00.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Chief Financial Officer and Controller	May 13, 2005