Form 10QSB
period 2005-06-30
COFFEE PACIFICA INC
filed 2005-08-15
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  []

There were 15,360,521 shares outstanding of common stock of the registrant at August 15, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

ITEM 1 Financial Statements and Notes to Financial Statements

COFFEE PACIFICA, INC.

(A development stage company)

Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars)

JUNE 30, 2005 (Unaudited)

AND

DECEMBER 31, 2004 (Audited)

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

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO JUNE 30, 2005

Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total
December 31, 2001	--	$ --	$ --	$ --	$ --	$ --
Shares issued for services, January 3, 2002	300,000	300	0	0	0	300
Shares issued for services, June 29, 2002	6,000,000	6,000	0	0	0	6,000
Shares issued for cash, June 30, 2002	255,000	255	25,245	0	0	25,500
Shares issued for services, June 30, 2002	305,000	305	30,195	0	0	30,500
Shares issued for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	0	24,827
Shares issued for cash, October 31, 2002	237,500	237	23,513	0	0	23,750
Shares issued for services, October 31, 2002	14,750	15	1,460	0	0	1,475
Net loss					(79,327)	(79,327)
Balance, December 31, 2002	7,360,521	7,360	104,992	0	(79,327)	33,025
	=======	======	=======	====	=======	=======
Shares issued for cash, 2003	64,271	64	64,208	0	0	64,272
Net loss					(86,515)	(86,515)
Balance, December 31, 2003	7,424,792	$ 7,424	$ 169,200	$ 0	$ (165,842)	$ 10,782
	=======	======	========	=======	==========	=======
Shares issued for cash, Jan, 2004	37,101	38	37,063	0		37,101
Shares issued for services, July, 2004	1,000,000	1,000	249,000	(35,922)		214,078
Shares issued for services, August, 2004	206,470	206	57,606	0		57,812
Shares issued for cash, September, 2004	300,000	300	83,700	0		84,000
Shares issued for cash, November, 2004	170,000	170	31,330	0		31,500
Shares issued for services, Nov, 2004	196,470	196	58,745	0		58,941
Net loss					(444,846)	(444,846)
Balance, December 31, 2004	9,334,833	$ 9,334	$ 686,644	$ (35,922)	$ (610,688)	$ 49,368
	=======	=====	=======	=======	========	=======
Shares issued for cash, Jan, 2005	168,333	168	43,182			43,350
Shares issued for services Jan, 2005	903,727	904	270,214			271,118
Shares issued for services Feb, 2005	50,000	50	29,950			30,000
Shares issued for cash March, 2005	134,000	134	66,866			67,000
Shares issued for services March, 2005	3,366,000	3,366	479,634	(200,000)		283,000
Shares issued for cash; April, 2005	898,628	899	897,729			898,628
Shares issued for services; April, 2005	370,000	370	589,630	(82,574)		507,426
Shares issued for services; May, 2005	135,000	135	215,865			216,000
Net loss					(1,602,146)	(1,602,146)
Less 2004 Deferred comp applied				35,922		35,922
Balance June 30, 2005	15,360,521	15,360	3,279,714	282,574	(2,212,834)	$ 799,666
	=======	======	========	========	==========	=======

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

Non-cash transactions:

For the period ended June 30, 2005, the Company issued 5,127,060 shares of the common stock for marketing, investor relations, coffee quality and business consulting services valued at $1,590,118. The value of services received by the Company during the period was $1,343,466 including $42,527 for legal services. The balance of $282,574 is recorded as deferred compensation.

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

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated loss of $2,212,834 and may require additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2. Summary of Significant Accounting Policies

Reclassification

Certain reclassifications of prior year balances have been made to conform to the current presentation.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2004 and June 30, 2005, cash and cash equivalents consist of cash only.

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

Deferred Compensation

On July 22, 2004, the Company entered into an agreement with the Company's Attorney, to provide legal services to the company valued at $50,000 in exchange for 200,000 free trading shares of the Company's common stock. Total legal fees charged to expenses to June 30, 2005 was $35,922 under this contract.

In April 2005, the Company entered into another agreement with the Company's Attorney, to provide legal services to the company valued at $140,000 in exchange for 70,000 free trading shares of the Company's common stock. The total fees and retainer cash deposits under this agreement was $57,426 to June 30, 2005. The balance of $82,574 is primarily a retainer paid for future legal services.

On March 15, 2005, the Company entered into an agreement with an investor relations consulting firm, Capital Group Communciations Inc., to provide investor relations and promotion services for a period of twelve months. The services were valued at $100,000 in exchange for 1,000,000 Restricted Rule 144 shares of the Company's common stock. Total investor relations fees charged to expenses to June 30, 2005 was $33,332.

On March 15, 2005, the Company entered into an agreement with PNG Coffee Growers Federation Ltd. to provide coffee quality related consulting services in Papua New Guinea. The services were valued at $200,000 in exchange for 2,000,000 Restricted Rule 144 shares of the Company's common stock. Consulting fees charged to expenses to June 30, 2005 was $66,668.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the period ended June 30,, 2005 and 2004, the Company incurred $102,963 and $nil advertising and promotion costs respectively.

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the period ended June 30, 2005 and 2004.

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

In March 2005, the Company issued 3,366,000 shares of common stock in lieu for cash payment of $183,000 for marketing services, $200,000 investor relation services and $100,000 for coffee quality related services. As of June 30, $283,000 value of services were rendered and $200,000 is deferred compensation for services to be rendered in 2005.

In April 2005, the Company issued 898,628 shares of common stock for $898,628 cash payment.

In April 2005, the Company issued 370,000 shares of common stock in lieu for cash payment of $450,000 for marketing services and $140,000 for legal services. As of June 30, 2005 $507,426 value of services was rendered and $82,574 is deferred compensation for services to be rendered in 2005.

In May 2005, the Company issued 135,000 shares of common stock in lieu for cash payment of $216,000 for consulting services rendered.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's financial statements.

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

6. Contingent liability

In May 2005, the Company filed a lawsuit against its former director requesting the return of 2,109,605 Restricted Rule 144 shares of common stock. Subsequently, the former director filed a counter claim against the Company. This action is being prosecuted in Carson City, Nevada. An unfavourable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's potential liability, if any, resulting from the lawsuits. No provision for possible loss has been included in these financial statements.

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

ITEM 2 Managements' Discussion and Analysis or Plan of Operation

During the quarter ended June 30, 2005, we appointed Mr. Austin E. Hills, a former Chairman of the Board of Directors of Hills Bros Coffee, Inc. as a special advisor to Coffee Pacifica. Mr. Hills advises the Chief Executive Officer on various aspects of the coffee business, in particular concerning sales of our Papua New Guinea grown green bean coffee in the United States. In April, we hosted a booth at the 17th Annual Specialty Coffee Association of America Exhibition held in Seattle on April 15-18, 2005. Additionally, in a campaign with the PNG Coffee Growers Federation Ltd ("PNGCGF"), we increased the number of farmers in our distribution system to approximately 70,000 individual coffee farmers organised into 120 individual independent coffee grower co-operatives in the 11 of 13 coffee growing provinces in Papua New Guinea. We were also listed on the Standards & Poors exemption directory for 37 states.

We received total proceeds of $898,628 from the sale of the 898,628 common stock from our primary offering under our prospectus dated July 28, 2003. The funds are being used to implement Coffee Pacifica's business plan as detailed in the prospectus dated July 28, 2003.

In May, we retained services of Dr. Paul Perrault as a Rural Development Advisor, to evaluate the potential of a new coffee supply source from Rwanda. Thereafter, we entered into an agreement with a coffee growers' co-operative in Western Rwanda to purchase 300 sixty kilogram bags of premium quality Arabica green beans. In addition, to achieve diversification with the supply source, we are in discussions with coffee producers from other countries with a view to establishing new supply relationships.

During the quarter ended June 30, 2005, we continued to evaluate coffee roasters for sale and executed a Letter of Intent to acquire a coffee roasting company based in Berkeley, California. The company is a private company that has been in the coffee roasting and wholesale business since 1984. Under the terms of the contemplated acquisition, Coffee Pacifica will acquire all the issued and outstanding shares of the coffee roaster for a cash consideration. The acquisition is subject to a number of conditions, including Coffee Pacifica completing and accepting the results of its due diligence investigation and receiving audited financial statements. Acquisition of a viable coffee roaster will assist in the development of Coffee Pacifica as a "Tree to Cup" vertically integrated coffee company.

On April 22, 2005, we entered into an agreement with the PNGCGF for the supply one hundred thousand (100,000) sixty kilograms bags (approximately 13.2 million pounds) of green bean coffee earlier of the delivery of the 100,000 bags of coffee or over a period not exceeding twenty four months. As of June 30, 2005, we have advanced $300,000 on a revolving basis to Papua New Guinea Coffee Growers Federation to supply us with processed, sorted, bagged and ready for export green bean coffee from Port of Lae in Papua New Guinea. As of the date of this report, PNGCGF has commenced shipping coffee to our customers in United States. Papua New Guinea Coffee Growers Federation Ltd. is a coffee farmers owned co-operative company whose shareholders are approximately 70,000 coffee growers organized in 120 co-operatives located throughout the coffee growing areas of PNG. PNGCGF is also a major shareholder of Coffee Pacifica. A strategic relationship with PNGCGF provides Coffee Pacifica with increased access to coffee farmers and their coffee beans throughout the coffee growing regions of Papua New Guinea. According to the Coffee Industry Corporation of Papua New Guinea domestic production data for 2004 coffee season, approximately eighty-six percent (86%) of green bean coffee in Papua New Guinea is grown by landowner coffee farmers.

For the quarter ended June 30, 2005, we generated zero revenue from the sale of green bean coffee and incurred a net loss of $1,019,642 consisting of following expenses; marketing $450,000, travel $53,799, professional fees $43,060, outside service fees $3,289, advertising and promotion $86,082, consulting $229,000, telephone $2,323, bank charges & interest $198 website expenses $946 and general and administrative expenses $144,245. Our liabilities totalled $31,127 representing loan from stockholders. We do not have any long-term debts or obligations. Our accumulated losses from December 21, 2001(date of inception) to June 30, 2005 total $2,212,834.

As of June 30, 2005, Coffee Pacifica had $830,793 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital.

For the quarter ended June 30, 2004, we did not generate any revenue and incurred a loss of $24,112 consisting of following expenses; marketing $2,050, travel $109, professional fees $3,825, outside service fees $80, consulting $738, telephone $1,597, interest $30 and general and administrative expenses $15,683.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $2,212,834 incurred to June 30,2005, since inception (December 21, 2001). There are no assurances that we will be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica is also forced to find alternate sources of financing which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations and the investors could lose their entire investment.

We are aware there are other companies conducting similar activities. As a development stage company with limited operating capital in a rapidly evolving and highly competitive coffee industry, we may encounter financial difficulties. Coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores. We have only begun to penetrate these markets, which gives other competitors advantages over us based on their earlier entry into these distribution markets. The new market entrants may adversely affect our ability to implement our business plan. We may have to curtail or cease our business and our investors may lose their entire investment.

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

ITEM 3 CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended June 30, 2005 of the fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Coffee Pacifica, Inc. filed a lawsuit on May 19, 2005 against its former director, Brooks Farrell, requesting that Brooks Farrell return 2,109,605 of Restricted Rule 144 shares of common stock issued to him. This action stems from a lack of performance under an agreement between Brooks Farrell and the Company, and the issuance of stock as a prepayment for services to be rendered under the said contract. This action is being prosecuted in the first judicial district court of the state of Nevada in Carson City, Nevada. On July 26, 2005, Brooks Farrell filed his defense and a counter claim against Coffee Pacifica and its directors; Shailen Singh, Jon Yogiyo, Benard Goma and Jikien McKenzie seeking damages and removal of Rule 144 legend from the share certificates to allow Brooks Farrell to sell the 2,109,605 shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Both consultants are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and are exempt from registration as contained in Section 4(2) of said Act.

Recent Sales of Securities

In August 2004, we filed a Registration Statement on Form S-8 and registered 3,000,000 common shares for issuance under the "2004 Employee Stock Incentive Plan for Employees and Consultants." For the three months ended June 30, 2005, we issued 505,000 shares of our common stock to our consultants for an aggregate consideration of $806,000, of which $806,000 was payment for services in lieu of cash. The fair value of these shares was estimated at $806,000. During the three months ended June 30, 2005, $723,426, the fair market value of services, was charged to expenses.

On March 15, 2005, the Board of Directors approved the extension of the closing date of the Prospectus dated July 23, 2003 to raise $898,628 by offering the balance of the unsold 898,628 common stock from the primary offering under the prospectus. The offering of 898,628 shares of common stock was made directly to investors by Coffee Pacifica at a price of $1.00 per share. The prospectus offering was closed on March 29, 2005 and total proceeds of $898,628 was received by Coffee Pacifica. All the proceeds from the sale of the shares is being used to implement Coffee Pacifica's business plan as contained in the Prospectus.

Initially, our SB-2 registration statement (file # 333-101702) filed with the Securities and Exchange Commission was declared effective on July 28, 2003. The offering under the prospectus was for 1,000,000 shares of the common stock of Coffee Pacifica at an offering price of $1.00 per share. This offering was made directly to investors by Coffee Pacifica on a best efforts basis. Coffee Pacifica did not use an underwriter for this offering and there was no minimum offering. The primary offering was open for a period of 90 days from the effective date of this registration statement. Coffee Pacifica at its discretion extended the primary offering for an additional maximum period of 90 days. The primary offering was closed on January 14, 2004. Coffee Pacifica sold 101,372 shares of the common stock at $1.00 per share and received sale proceeds of $101,372. $101,372 raised from the sale of the 101,372 shares under the primary offering was used for purposes of furthering our plan of operations, as detailed in the "Plan of Operation" section of our prospectus dated July 28, 2003. No direct or indirect payments from the sale proceeds were made to/for commission, underwriting discounts and expenses, finders' fees, directors, officers or to persons owning ten (10) percent or more of our common stock. As of the date of this report, no payment has been made for the purchase and installation of plant, machinery and equipment, purchase of real estate and building.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meting of shareholders was held on May 24, 2005, in Goroka, EHP, Papua New Guinea. The shareholders votes cast at the meeting were: For 7,492,600, Against/Withheld, 2,109,605 and 0 Abstained, to approve the following:

  approved a proposal to amend the Company's Articles of Incorporation and authorize 100 million shares of preferred stock. The terms of any preferred shares issued, including the voting rights of the shares in amounts greater than common shares, to be set from time to time by the Board of Directors.
  authorized the Board of Directors to approve splits of the Company's Common Stock at such future dates and under such terms at it deems necessary.
  elected all of the existing members of the Board of Directors; Shailen Singh, Jon Yogiyo, Jikian McKenzie and Bernard Goma.
  approved Moore Stephens Ellis Foster, Ltd. as the Company's independent auditors for the coming year;
  authorized the Board of Directors to approve a compensation for the Executive Officers of the Company.
  No other business was put before the Special Meeting.

ITEM 5. OTHER INFORMATION

Effective May 2, 2005, Moore Stephens Ellis Foster, Ltd., our independent auditors, and Ernst Young combined their British Columbia practices. Accordingly, Ernst Young became the auditors of Coffee Pacifica.

No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
3.3	Amendment to Articles of Incorporation	Included
14	Code of Ethics	Previously Filed
31	Certification of the Chief Executive Officer of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)	Included
32	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	SB-2 Registration Statement	Previously Filed

(b) Reports on Form 8-K:

1. April 1, 2005, filed a Form 8-K to announce the increase in number of coffee farmers from 30,000 to 39,400 and positive response from farmer sign-up campaign.

2. April 1, 2005, filed a Form 8-K to announce the increase in the number farmers becoming members of PNG Coffee Growers Federation from 39,400 to 60,000 and the completion and sale closing of the Prospectus offering of 898,628 shares at a price of $1.00.

3. April 13, 2005, filed a Form 8-K to announce that PNGCGF was granted a certification as a registered exporter.

4. April 22, 2005, filed a Form 8-K to announce the attendance at the SCAA Coffee Exhibition in Seattle.

5. April 22, 2005, filed a Form 8-K to announce listing in the Standard and Poors Blue Sky exemption directory for 37 states.

6. April 27, 2005, filed a Form 8-K to announce the supply agreement for 100,000 bags of sixty kilograms of coffee from Papua New Guinea.

7. June 21, 2005, filed a Form 8-K to announce the appointment of Terry Klassen as Vice President of Sales.

8. June 27, 2005, filed a Form 8-K to announce the appointment of Dr Paul Perrault as a Rural Development Advisor.

9. July 8, 2005, filed a Form 8-K to announce the appointment of Austin Hills as a special advisor to Company.

10. July 12, 2005, filed a Form 8-K to announce the contract for the purchase of co-operative coffee from Rwanda.

11. July 14, 2005, filed a Form 8-K to announce the Letter of Intent to acquire a coffee roasting company in Berkeley, California.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Chief Financial Officer and Controller	August 15, 2005