Form 10QSB
period 2005-09-30
COFFEE PACIFICA INC
filed 2005-11-14
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No X

There were 16,813,521 shares outstanding of common stock of the registrant at November 14, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

ITEM 1 Financial Statements and Notes to Financial Statements

COFFEE PACIFICA, INC.

(A development stage company)

Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2005 (Unaudited)

AND

DECEMBER 31, 2004 (Audited)

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

September 30, 2005 (Unaudited)		December 31, 2004 (Audited)
ASSETS				
Current Assets				
Cash and cash equivalents	$	613,250	$	25,368
Deposits		315,237		25,000
Receivables		14,724		
Inventory		157,737		
Total Current Assets	$	1,100,948	$	50,368
LIABILITIES & STOCKHOLDERS' EQUITY				
Current liabilities				
Due to stockholders	$	2,172	$	1,000
Total Current Liabilities		2,172		1,000
Stockholders' Equity				
Preferred stock, authorized 100,000,000 shares at .001 par value, 0 issued				
Common stock, authorized 75,000,000 shares at .001 par value 16,813,521 shares and 9,334,833 shares respectively, issued and outstanding		16,813		9,334
Additional paid-in capital		5,318,661		686,644
Deferred compensation		(260,885)		(35,922)
Accumulated Deficit		(3,975,813)		(610,688)
Total Stockholders' Equity		1,098,776		49,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$	1,100,948	$	50,368

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

ACCUMULATED DURING THE DEVELOPMENT STAGE

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM DECEMBER 21, 2001 (Date of Inception) TO SEPTEMBER 30, 2005

Common Stock Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Deficit Accum During the Development Stage	Total
December 31, 2001	--	$ --	$ --	$ --	$ --	$ --
Shares issued for services, Jan 3, 2002	300,000	300	0	0	0	300
Shares issued for services, June 29, 2002	6,000,000	6,000	0	0	0	6,000
Shares issued for cash, June 30, 2002	255,000	255	25,245	0	0	25,500
Shares issued for services, June 30, 2002	305,000	305	30,195	0	0	30,500
Shares issued for services and investment in subsidiary, June 30, 2002	248,271	248	24,579	0	0	24,827
Shares issued for cash, October 31, 2002	237,500	237	23,513	0	0	23,750
Shares issued for services, October 31, 2002	14,750	15	1,460	0	0	1,475
Net loss					(79,327)	(79,327)
Balance, December 31, 2002	7,360,521	7,360	104,992	0	(79,327)	33,025
Shares issued for cash, 2003	64,271	64	64,208	0	0	64,272
Net loss					(86,515)	(86,515)
Balance, December 31, 2003	7,424,792	$ 7,424	$ 169,200	$ 0	$ (165,842)	$ 10,782
Shares issued for cash, Jan, 2004	37,101	38	37,063	0		37,101
Shares issued for services, July, 2004	1,000,000	1,000	249,000	(35,922)		214,078
Shares issued for services, August, 2004	206,470	206	57,606	0		57,812
Shares issued for cash, September, 2004	300,000	300	83,700	0		84,000
Shares issued for cash, November, 2004	170,000	170	31,330	0		31,500
Shares issued for services, Nov, 2004	196,470	196	58,745	0		58,941
Net loss					(444,846)	(444,846)
Balance, December 31, 2004	9,334,833	$ 9,334	$ 686,644	$ (35,922)	$ (610,688)	$ 49,368
Shares issued for cash, Jan, 2005	168,333	168	43,182			43,350
Shares issued for services Jan, 2005	903,727	904	270,214			271,118
Shares issued for services Feb, 2005	50,000	50	29,950			30,000
Shares issued for cash March, 2005	134,000	134	66,866			67,000
Shares issued for services March, 2005	3,366,000	3,366	479,634	(125,000)		358,000
Shares issued for cash; April, 2005	898,628	899	897,729			898,628
Shares issued for services; April, 2005	370,000	370	589,630	(55,885)		534,115
Shares issued for services; May, 2005	135,000	135	215,865			216,000
Shares issued for services; Sept, 2005	893,000	893	1,449,507	(80,000)		1,370,400
Shares issued for cash, Sept, 2005	560,000	560	589,440			590,000
Net loss					(3,365,125)	(3,365,125)
Less 2004 Deferred comp applied				35,922		35,922
Balance September 30, 2005	16,813,521	16,813	5,318,661	(260,885)	(3,975,813)	$ 1,098,776

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

Non-cash transactions:

For the period ended September 30, 2005, the Company issued 6,020,060 shares of the common stock for marketing, investor relations, management fees, coffee quality and business consulting services valued at $3,040,518. The value of services received by the Company during the period was $2,815,555 including $69,215 for legal services. The balance of $260,885 is recorded as deferred compensation.

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

These financial statements have been prepared in accordance with the United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated loss of $3,975,813 and may require additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. This condition raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2. Summary of Significant Accounting Policies

Reclassification

Certain reclassifications of prior year balances have been made to conform to the current presentation.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2004 and September 30, 2005, cash and cash equivalents consist of cash only.

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

Inventory

Inventory is valued at the lower of cost (determined first-in first-out basis) or market. As of September 30, 2005 inventory consisted of green bean coffee.

Receivables

As of September 30, 2005 receivables from trade customers was $14,724.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the period ended September 30, 2005 and 2004, the Company incurred $175,607 and $9,263 advertising and promotion costs respectively.

Stock issued for services

Transaction in which common stocks are issued for services are recorded at the fair value of the consideration received or the fair value of the stock issued whichever is more reliably measurable.

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies Continued

Deferred Compensation

On July 22, 2004, the Company entered into an agreement with the Company's Attorney, to provide legal services to the company valued at $50,000 in exchange for 200,000 free trading shares of the Company's common stock. Total legal fees charged to expenses in 2005 under this agreement was $35,922.

In April 2005, the Company entered into another agreement with the Company's Attorney, to provide legal services to the company valued at $140,000 in exchange for 70,000 free trading shares of the Company's common stock. The total fees and retainer cash deposits under this agreement was $84,115 to September 30, 2005. The balance of $55,885 is primarily a retainer paid for future legal services.

On March 15, 2005, the Company entered into an agreement with an investor relations consulting firm, Capital Group Communciations Inc., to provide investor relations and promotion services for a period of twelve months. The services were valued at $100,000 in exchange for 1,000,000 Restricted Rule 144 shares of the Company's common stock. Total investor relations fees charged to expenses to September 30, 2005 was $58,332.

On March 15, 2005, the Company entered into an agreement with PNG Coffee Growers Federation Ltd. to provide coffee quality related consulting services in Papua New Guinea. The services were valued at $200,000 in exchange for 2,000,000 Restricted Rule 144 shares of the Company's common stock. Consulting fees charged to expenses to September 30, 2005 was $116,668.

In September 2005, the Company entered into another agreement with the Company's Attorney, to provide legal services to the company valued at $80,000 in exchange for 40,000 free trading shares of the Company's common stock. The total fees and retainer cash deposits under this agreement was nil to September 30, 2005. The balance of $80,000 is primarily a retainer paid for future legal services.

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the period ended September 30, 2005 and 2004.

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

In February 2005, the Company issued 50,000 shares of common stock in lieu for cash payment of $30,000 for fair value of consulting services rendered.

In March 2005, the Company issued 134,000 shares of common stock for $67,000 cash payment.

In March 2005, the Company issued 3,366,000 shares of common stock in lieu for cash payment of $183,000 for marketing services, $200,000 investor relation services and $100,000 for coffee quality related services. As of September 30, $358,000 value of services were rendered and $125,000 is deferred compensation for services to be rendered in 2005.

In April 2005, the Company issued 898,628 shares of common stock for $898,628 cash payment.

In April 2005, the Company issued 370,000 shares of common stock in lieu for cash payment of $450,000 for marketing services and $140,000 for legal services. As of September 30, 2005 $534,114 value of services was rendered and $55,885 is deferred compensation for legal services to be rendered in 2005.

In May 2005, the Company issued 135,000 shares of common stock in lieu for cash payment of $216,000 for consulting services rendered.

In September 2005, the Company issued 893,000 shares of common stock in lieu for cash payment of $1,450,400 for services rendered for management fees $400,000, consulting $440,000, marketing $530,400 and legal services $80,000. As of September 30, 2005, $1,370,400 fair value of services was rendered and $80,000 is deferred compensation for legal services to be rendered in 2005.

In September 2005, the Company issued 560,000 shares of common stock for $590,000 cash payment.

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

7. Subsequent event

In October 2005, the Company completed the acquisition of all the issued and outstanding shares of Uncommon Common Grounds Inc. for a cash consideration of $430,000. Uncommon Grounds Inc. becomes a one hundred (100) percent owned subsidiary of the Company.

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

ITEM 2 Management's Discussion and Analysis or Plan of Operation

During the quarter ended September 30, 2005, management devoted resources to become vertically integrated as a "Tree to Cup" coffee company by acquiring Uncommon Grounds Inc., a specialty coffee roasting company based in Berkeley, California. The acquisition was completed on October 12, 2005. Uncommon Grounds, Inc. has been in the coffee roasting and wholesale business since 1984. Under the terms of the acquisition, Coffee Pacifica acquired 100% of the issued and outstanding shares of Uncommon Grounds Inc for a cash payment of $430,000. Uncommon Grounds Inc. is now a wholly-owned subsidiary of Coffee Pacifica and will continue to market and sell its "Uncommon Grounds" brand of roasted coffee and tea products in it regional market.

Currently, Coffee Pacifica is in discussions with and is evaluating other regional coffee roasting companies as potential acquisition targets. Coffee Pacifica intends to acquire at least two other regional coffee roasting companies to become a significant "Tree to Cup" vertically integrated coffee company.

During the quarter, we made significant progress in becoming a leading marketer and distributor of Papua New Guinea grown green bean coffee in US, Canada and Europe. For the first time in the 70 years of growing coffee in Papua New Guinea ("PNG"), Coffee Pacifica, with its strategic partner PNG Coffee Growers Federation Ltd ("PNGCGF"), funded, organised and hosted the "Pride of PNG 2005," an international coffee cupping competition conducted under the Specialty Coffee Association of America ("SCAA") coffee cupping protocols. Independent international jurors from US, Italy, Netherlands, Australia, and New Zealand cupped about 200 coffee samples and selected nine exemplary coffees as the winners. Coffee Pacifica intends to offer for sale by silent auction the nine winning coffee lots to the speciality coffee buyers in US and Europe. The cupping competition provides certain tangible and intangible benefits including but not limited to PNGCGF co-operative coffee name recognition, enhancement of PNGCGF Co-Operative coffee profile, obtaining above market prices and augmenting our ability to compete with other coffee producing country coffees.

Revenue during the quarter was minimal due to the late arrival of the green beans into the US warehouses. There is an increased interest in our green beans from the coffee buyers in US and Europe, which is generating sales for the fourth and subsequent quarters. Our revenues expect to be assisted by the impact of natural disasters to green coffee and the increase in New York "C" contract prices. To meet the increased demand and growth in sales our strategic partner, PNG Coffee Growers Federation Ltd is currently shipping on a weekly basis an average of fifty four (54) tonnes of green beans to warehouses in Seattle, Oakland and New York. This shipping volume will be in effect until PNGCGF's 2005 green bean crop is shipped to fill all our sales orders.

For the quarter ended September 30, 2005, we generated $14,724 in revenue from the sale of green bean coffee and incurred a net loss of $3,365,125 consisting of following expenses; marketing $1,285,448, travel $137,336, professional fees $87,628, outside service fees $8,989, advertising and promotion $175,607, consulting $923,916, telephone $10,127, bank charges & interest $428, website expenses $2,407 and general and administrative expenses $730,870. Our liabilities totalled $2,172 representing loan from stockholders. We do not have any long-term debts or obligations. Our accumulated losses from December 21, 2001(date of inception) to September 30, 2005 total $3,975,813.

As of September 30, 2005, Coffee Pacifica had $928,487 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. With the projected growth in revenue we anticipate to be cash flow positive. Any revenue we earn is infused back into Coffee Pacifica and used for working capital.

For the quarter ended September 30, 2004, we generated $69,937 in revenue and incurred a loss of $219,149 consisting of following expenses; marketing $65,643, travel $5,352, professional fees $13,315, outside service fees $564, consulting $67,078, telephone $3,969, interest $201 and general and administrative expenses $60,620.

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

Decreased availability of quality green bean coffee would have an adverse affect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business. A significant portion of our anticipated revenue will be realized during the Papua New Guinea coffee harvest season, which is from May to August. Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought, would have an adverse effect upon the supply of quality green bean coffee at a reasonable price, which, in turn, would directly impact our ability to market and distribute green bean coffee. As a result, our business would be impaired and we may have to curtail or cease our operations.

Green bean coffee trades on the commodities market. The supply and price of green bean coffee is affected by multiple factors in the various producing countries including; weather, political, and economic conditions. We plan to sell our green bean coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark (beginning) price is directly tied to the then current prevailing price of New York "C" futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of green bean coffee increases we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer.

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $3,975,813 incurred to September 30,2005, since inception (December 21, 2001). There are no assurances that we will be successful in generating any additional revenue and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

We are aware there are other companies conducting similar activities. As a development stage company with limited operating capital in a rapidly evolving and highly competitive coffee industry, we may encounter financial difficulties. Coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores. We have only begun to penetrate these markets, which gives other competitors advantages over us based on their earlier entry into these distribution markets. The new market entrants may adversely affect our ability to implement our business plan in such case we may have to curtail or cease our business and our investors may lose their entire investment.

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

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.10 and $3.52 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 3 CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended September 30, 2005 of the fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In September 2005, we issued 450,000 Restricted Rule 144 shares of common stock for a total cash payment of $450,000 to four (4) accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to only four investors who we believe are capable of evaluating the merits and risks of an investment in our common stock.

Recent Sales of Securities

In July 2005, we filed a Registration Statement on Form S-8 and registered 5,000,000 common shares for issuance under the "2005 Employee Stock Incentive Plan for Employees and Consultants." For the three months ended September 30, 2005, we issued 1,003,000 shares of our common stock to our consultants and management for an aggregate consideration of $1,590,400, of which $1,450,400 was payment for services in lieu of cash. The fair value of these shares was estimated at $1,509,400. During the three months ended September 30, 2005, $1,370,400, the fair market value of services, was charged to expenses and $80,000 is deferred compensation for legal services to be rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended September 30, 2005, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
3.3	Amendment to Articles of Incorporation	Previously Filed
14	Code of Ethics	Previously Filed
31	Certification of the Chief Executive Officer of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)	Included
32	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	SB-2 Registration Statement	Previously Filed

(b) Reports on Form 8-K:

1. August 8, 2005, filed a Form 8-K to announce the granting of permit under the "Blue Sky Laws" in Texas.

2. August 31, 2005, filed a Form 8-K to announce the hosting of "Pride of PNG 2005" international coffee cupping competition in Papua New Guinea.

3. October 11, 2005, filed a Form 8-K to announce the coffee cupping results of "Pride of PNG 2005".

4. October 18, 2005, filed a Form 8-K to announce the completion of the acquisition of Uncommon Grounds Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Chief Financial Officer and Controller	November 14, 2005