Form 10KSB/A
period 2004-12-31
COFFEE PACIFICA INC
filed 2006-02-06
CIK 1208833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-KSB
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer's revenues for its most recent fiscal year: $265,438

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders			2,127,060
Total			2,127,060

The 2004 Employee Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Coffee Pacifica and its subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of the Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares which may be granted under the Plan shall be three million (3,000,000) shares in the aggregate of Common Stock of Coffee Pacifica Inc. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date

Recent Sales of Securities

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

Telephone: (604) 737-8117 Facsimile: (604) 714-5916

Website: www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

COFFEE PACIFICA, INC.

(A development stage company)

We have audited the consolidated balance sheet of Coffee Pacifica, Inc. (a development stage company) ("the Company") as at December 31, 2004 and the related consolidated statements of stockholders' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company's financial statements as at December 31, 2003 and for the year then ended, and for the cumulative data from inception (December 21, 2001) to December 31, 2003 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report dated February 12, 2004, which expressed an unqualified opinion, has been furnished to us. The financial statements for the period from inception (December 21, 2001) to December 31, 2003 include total revenue and net loss of $Nil and $165,842, respectively. Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (December 21, 2001) to December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

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

February 12, 2003

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

COFFEE PACIFICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ending December 31 , 2004	Twelve months ending December 31 2003	From Inception, Dec 21, 2001 to December 31, 2004
	----------------------	--------------------	-----------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Loss	$(444,846)	$(86,515)	(610,688)
Non-cash items not involving cash:
Common stock issued for services	330,831	0	393,933
Changes in other assets and liabilities:
Deposits increase	(25,000)	0	(25,000)
Accounts payable increase (decrease)	(4,346)	2,858	0
	---------------------	-------------------	-----------------
NET CASH USED IN OPERATING ACTIVITIES	(143,361)	(83,657)	(241,755)
	---------------------	-------------------	----------------
CASH FLOWS FROM (USED IN ) FINANCING ACTIVITIES
Due to stockholders	(195)	0	1,000
Proceeds from share issuance	152,601	64,272	266,123
	---------------------	-------------------	---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,406	64,272	267,123
	--------------------	------------------	--------------
NET INCREASE (DECREASE) IN CASH	9,045	(19,385)	25,368

CASH AT BEGINNING OF PERIOD	16,323	35,708	0
	---------------------	-------------------	---------------------
CASH AT END OF PERIOD	$25,368	$16,323	$25,368
	============	===========	============
SUPPLEMENTAL INFORMATION:

Interest expense paid in cash                                                     $ 0                                 $ 0                                         $ 0

Income taxes paid in cash                                                         $ 0                                 $ 0                                          $ 0

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

ITEM 8A Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 13. Exhibits and Reports on Form 8K

(a) Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
16	Letter on Change in Certifying Accountant	Previously Filed
23	Consent of Independent Accountant David E Coffey ,CPA.	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

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

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	January 31, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ SHAILEN SINGH Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	January 31, 2006