Form 10KSB
period 2005-12-31
COFFEE PACIFICA INC
filed 2006-04-17
CIK 1208833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

State issuer's revenues for its most recent fiscal year: $ 749,660

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity based on the quotation on the OTCBB market as of March 28, 2006: $39,586,636.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2005, Coffee Pacifica Inc. had 16,913,521 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item No.
A WARNING ABOUT FORWARD-LOOKING STATEMENTS

PART I

ITEM 1.	Description of Business
ITEM 2.	Description of Property
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters
ITEM 6.	Management's Discussion and Analysis of Plan of Operation
ITEM 7.	Financial Statements
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 8A.	Controls and Procedures
ITEM 8B	Other Information

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
ITEM 10.	Executive Compensation
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 12.	Certain Relationships and Related Transactions
ITEM 13.	Exhibits
ITEM 14.	Principal Accountants Fees and Services

PART IV

ITEM 15.	Signatures

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of successful operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employees lack of significant experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our only source for green coffee beans, our historical losses may continue which negatively impacts our common stock, interruption to our only roasting plant may cause significant disruption to our roasting operations . Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report on Form 10-KSB. Reader should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1 Description of Business

Business Development

Coffee Pacifica, Inc. was incorporated on December 21, 2001 in the state of Nevada. We have never declared bankruptcy or been in receivership. In October 2005, we acquired 100 % of the issued and outstanding shares of Uncommon Grounds, Inc for a total consideration of $430,000. Uncommon Grounds is located in Berkeley, California and continues to market and sell its "Uncommon Grounds" brand of certified organic, fair trade and sustainable produced roasted coffee, tea, cafe supplies and equipment to its customers in the "Bay Area" regional market and throughout United States.

Business of Coffee Pacific, Inc.

We are a distributor and marketer in the United States, Canada and Europe of green bean coffee produced in Papua New Guinea. Coffee Pacifica generates revenue from the sale of green bean organic and non-organic premium grade Papua New Guinea grown coffee. We sell Papua New Guinea grown green coffee beans directly to coffee roaster retailers, commercial roasters, coffee brokers and gourmet roasters and retailers. Following the acquisition of Uncommon Grounds, Inc. we also sell "Uncommon Grounds" brand of roasted coffee, tea, cafe supplies and equipment in United States.

Business of Our 100% Owned Subsidiary; Coffee Pacifica PNG Ltd.

On June 20, 2002, we incorporated, under the laws of Papua New Guinea, our 100% owned subsidiary Coffee Pacifica PNG Ltd. As of the date of this report, the directors of that company are Shailen Singh and Jon Yogiyo. Jon Yogiyo is the Chief Executive Officer, President, Secretary and Treasurer of our subsidiary. We did not conduct any Papua New Guinea operations through the subsidiary during year ended December 31, 2005.

Coffee Bean Species, Varieties, Quality and Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on weather, economic and political conditions in coffee producing countries. Coffee Pacifica depends on Papua New Guinea coffee farmers/shareholders to access quality green bean coffee from the various growing regions in Papua New Guinea.

The two coffee species grown in Papua New Guinea are arabica and robusta. The main varieties of arabica coffee are "Blue Mountain," "Arusha," "Bourbon" and "Mundonova". According to the Coffee Industry Corporation of Papua New Guinea domestic production data for 2005 coffee season, approximately 86% of green bean coffee in Papua New Guinea is grown by landowners in the Highlands region between the altitudes of 4,000 to 6,500 feet above sea level in rich volcanic soils.

We do not anticipate having to depend on any one farmer for the supply of the green coffee beans. We do not expect that disruption in the supply from one farmer to Coffee Pacifica could not be remedied quickly and cost effectively. We obtain our green beans from farmer-shareholders and co-operatives who produce quality green coffee beans. We have informal relationships with coffee farmers and co-operatives and are engaged in verbal conversations with potential additional farmer-shareholders and co-operatives for coffee beans. We believe our farmer-shareholders and co-operatives represent a potential source of quality arabica beans that are produced in sufficient quantities on farms close to main arterial routes. Because many of these farmers are also shareholders of Coffee Pacifica, there are existing relationships and the farmers have a vested interest in the success of Coffee Pacifica. We believe such relationships are mutually beneficial for Coffee Pacifica and our farmer-shareholders and co-operatives alike, and may result in favourable coffee bean supplies, quality and costs.

We have a strategic partner, Papua New Guinea Coffee Growers Federation Ltd. ("PNGCGF"). PNGCGF is also a major shareholder of Coffee Pacifica. PNGCGF's shareholders are co-operatives representing approximately 100,000 coffee growers organized in 144 co-operatives located throughout the coffee growing areas of Papua New Guinea. The high quality premium-grade coffee produced by the co-operatives is pooled together by the PNGCGF and exclusively marketed by Coffee Pacifica. To fill the sales orders we receive, we have a subcontract arrangement with the Papua New Guinea Coffee Growers Federation Ltd. to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our rented warehouses or to our customers.

Coffee Market

There is an established market for green bean coffee in the United States and Canada. According to the International Coffee Organization, "Green Bean Import", data for the 2004 green bean coffee season, the United States imported approximately 23 million sixty-kilogram bags of green bean coffee and Canada imported approximately 2 million sixty-kilogram bags of green bean coffee. United States and Canada's imports of greens beans represent approximately 30% of the total 2004 World coffee production.

Papua New Guinea grown arabica and robusta green bean coffee has an established market. According to the International Coffee Organization "Country Production" data for the 2004 green bean coffee season, Papua New Guinea produced approximately one million two hundred thousand (1.2 million) sixty-kilogram bags of green bean coffee, which is approximately 2% of the world green bean coffee production.

Customer Categories

Coffee Pacifica's largest potential geographical market for green bean coffee is United States and Canada. There are four broad potential customer groups: roaster retailers, commercial roasters, coffee brokers and gourmet roasters and retailers. Roaster retailers are vertically integrated sellers of coffee and other beverages who operate their own coffee roasting facilities to supply roasted coffee to their own retail coffee shops and through other food service distribution channels, such as grocery stores. Commercial roasters, who do not operate their own retail coffee shops, operate roasting facilities and supply roasted coffee to third party retail coffee shops, grocery stores, hotel and restaurant trade, through other food service distribution channels. Coffee brokers purchase and sell green coffee beans to smaller roaster retailers and commercial roasters. The coffee broker segment consolidates distribution channels and provides access to many smaller commercial roasters and roaster retailers. Specialty gourmet roasters and retailers are small coffee shops that sell whole bean coffees that are ground at home, in retail grocery stores or commercially.

Our "Uncommon Grounds" brand of certified organic and fair trade roasted coffees and tea products are sold to the coffee shops, restaurants and directly to consumers throughout US.

We believe that no disproportionately significant amount of revenue will come from any single customer, therefore, we do not expect to depend on any single customer.

Competitive Position & Pricing Policy

We sell our green bean coffee to customers in the afore-mentioned groups. These purchasers of green bean coffee in the United States and Canada depend upon outside trading companies and exporters for their supply of green bean coffee. In order to encourage the continuing supply of quality coffee beans in the future, these purchasers routinely negotiate with the exporters or trading companies to purchase green bean coffee which are tied to the specific New York "C" futures coffee contract market prices for future deliveries of green bean coffee. The New York "C" futures coffee contract trades on New York, Coffee Sugar & Cocoa Exchange. We sell our green bean coffee, at a mutually negotiated price, to the potential customers using the New York "C" futures coffee contract market prices as the "benchmark price." We add a premium amount to the benchmark price for the green bean coffee considered to be of a superior quality and deduct a discount amount from the benchmark price for green bean coffee considered to be of an inferior quality. The quality of the green bean coffee is determined by testing the grades of green bean coffee and by cup tasting for flavour.

Our "Uncommon Grounds" brand of organic and fair trade certified roasted coffees and tea products compete directly against gourmet specialty coffees and teas sold at specialty retailers, discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, like Starbucks and Peets Coffee sell whole bean coffees through these channels. The gourmet specialty market is highly competitive in the San Francisco area and contains competitors with substantially greater financial, marketing and operating resources than we have.

Coffee Packaging and Distribution

We operate in Papua New Guinea through our strategic partner, PNG Coffee Growers Federation Ltd. to purchase unprocessed (parchment) coffee beans from the farmers/shareholders and transport the coffee beans in trucks to the processing warehouse in Lae, Papua New Guinea. After processing the parchment green beans, the processed and graded green coffee beans are packed in sixty-kilogram (60kg) bags and stored in a rented warehouse in Lae, Papua New Guinea. When orders are received, we transport bagged green bean coffee ready for shipment down to Lae, our shipping port. After the Coffee Industry Corporation and customs formalities are completed, the bagged green bean coffee is exported directly to customers. A Coffee Pacifica logo appears on every sixty-kilogram (60kg) bag of green bean coffee that is packed and shipped. All exports from Papua New Guinea are shipped at Free On Board ("FOB") price at Lae, Port, Papua New Guinea.

Our roasted coffees are packed into 1/2lb, 1lb, 5lb and 10lb bags and delivered to our customers in the San Francisco area by our delivery van. Coffees are shipped by "UPS" courier to customers who are outside our delivery area.

Web Site

As of the date of this report, we own the website: www.coffeepacifica.com. Our subsidiary Uncommon Ground Inc owns a website www.uncommongrounds.net and sells roasted coffee through the website.

Employees

As of the date of report, Coffee Pacifica and the two subsidiaries have twenty four employees.

Government Regulations

We are unaware of any Papua New Guinea federal, state or local laws and regulations that would affect our business operations in Papua New Guinea apart from the Coffee Industry Corporation of Papua New Guinea inspecting all shipments of green bean coffee for the quality control purposes.

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

We are also unaware of any federal, state or local laws and regulations in United States that would affect our roasting business operations in Berkeley, California, apart from meeting the usual business licence requirements of the county.

Research and Development Activities

As of December 31, 2005, Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

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

ITEM 2 Description of Property

As of the date of this report, our head office is located at Suite 527, 2920 N. Green Valley Parkway, Building 5, Henderson, Nevada, 89014. It is rented on a month-to-month basis. We operate our business from the Vancouver, British Columbia offices of Shailen Singh, President and Chief Executive Officer of Coffee Pacifica. The office is used on a month-to-month basis at no cost to Coffee Pacifica, except for incidental administrative expenses. We also have a sales office located 728 3rd Street, Mukilteo, Washington, 98275. This office is also used on a month-to-month basis.

Our coffee roasting facility is located at 2813 7th Street, Berkeley, California 94710-2702. Currently, we rent 4,500 square feet of warehouse space. We are in the process of renewing the lease for three years with an option to renew for an additional three years.

As of the date of this report, Coffee Pacifica does not have any investments or interest in any real estate. Coffee Pacifica also does not invest in real estate mortgages, nor does it invest in securities of, or interest in, persons primarily engaged in real estate activities.

ITEM 3 Legal Proceedings

As of the date of this report, we are party to two lawsuits. We are unaware of any other litigation pending or threatened by or against Coffee Pacifica.

Coffee Pacifica, Inc. filed a lawsuit on May 19, 2005 against its former director, Brooks Farrell, requesting that Brooks Farrell return 2,109,605 of Restricted Rule 144 shares of common stock issued to him. This action stems from a lack of performance under an agreement between Brooks Farrell and the Company, and the issuance of stock as a prepayment for services to be rendered under the said contract. This action is being prosecuted in the First Judicial District Court of the State of Nevada in Carson City, Nevada. On July 26, 2005, Brooks Farrell filed his defence and a counter claim against Coffee Pacifica and its directors; Shailen Singh, Jon Yogiyo, Benard Goma and Jikien McKenzie seeking damages and removal of Rule 144 legend from the share certificates to allow Brooks Farrell to sell the 2,109,605 shares.

A lawsuit was filed in January 2006 against Coffee Pacifica, Inc. by another former director, Brian Inouye, seeking compensation. This action is being prosecuted in Clark County, Las Vegas, Nevada. Coffee Pacifica considers the law suit frivolous and without substantive merit, and will aggressively and vigorously defend itself. In February 2006, Coffee Pacifica filed a counter-claim seeking damages including fraud.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

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

Quarter	High	Low
2005 Fourth Quarter	$2.80	$2.00
2005 Third Quarter	$2.64	$1.90
2005 Second Quarter	$3.29	$1.54
2005 First Quarter	$1.68	$0.51
2004 Fourth Quarter	$0.85	$0.55
2004 Third Quarter	$0.68	$0.10

Holders

As of the date of this report, Coffee Pacifica has approximately 1,400 shareholders of record of its common stock.

Transfer Agent

Integrity Stock Transfer, Suite 527 2920 N. Green Valley Parkway, Henderson, Nevada 89014 is the transfer agent for the common stock of Coffee Pacifica.

Dividends

We did not pay any dividends to our shareholders since our inception on December 21, 2001 to December 31, 2005. There are no restrictions that currently would limit our ability to pay dividends on common equity or that are likely to do so in the future.

The 2005 Employee Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Coffee Pacifica and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of the Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares which may be granted under the Plan shall be 5,000,000 shares in the aggregate of Common Stock of Coffee Pacifica Inc. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. During the year ended December 31, 2005 we issued 1,103,000 shares of our common stock under the 2005 Employee Stock Incentive Plan for Employees and Consultants.

During the years ended December 31, 2005 and 2004 we issued 2,127,060 and 872,940 shares of our common stock under the 2004 Employee Stock Incentive Plan for Employees and Consultants. The 2004 Employee Stock Incentive Plan for Employees and Consultants was to provide employees and consultants of Coffee Pacifica and its subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of the Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan was administered by the Board of Directors. The maximum number of shares issued under the Plan was 3,000,000 shares in the aggregate of common stock of Coffee Pacifica Inc. The initial and standard price per share of common stock issued was at the fair market value as the Board determined at the date of the issuance of the shares. The Board had the absolute final discretion to determine the issue price of the common stock under the Plan. In the absence of such specific determination, the share price was at the fair market value per share.

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

Recent Sales of Securities

In July 2005, we filed a Registration Statement on Form S-8 and registered 5,000,000 common shares for issuance under the "2005 Employee Stock Incentive Plan for Employees and Consultants." Since the Plan was adopted in July 2005, we issued 1,103,000 shares of our common stock to our consultants and management for an aggregate consideration of $1,686,400, of which $1,546,400 was payment for services in lieu of cash. The fair value of these shares was estimated at $1,686,400. During the year ended December 31, 2005, $1,466,400, the fair market value of services, was charged to expenses and $80,000 is considered a prepayment for legal services to be rendered.

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

ITEM 6 Managements' Discussion and Analysis or Plan of Operation

Managements Discussion and Analysis of Financial Condition and Results of Operations

Our revenues are growing as we increased our sales in 2005 by 282% to $749,660 compared to $265,438 in 2004. There is an upsurge in interest in our green beans from the coffee buyers in US and Europe. Accordingly, this has generated sales in the first and subsequent quarters for the 2006 fiscal period. The revenue growth trend will continue beyond 2006 as increased awareness of the our green bean coffee from the "Pride of PNG 2005" international coffee cupping competition generates demand for our premium quality coffee. At December 31, 2005, we had $879,012 in current assets and $112,071 in current liabilities; an indication of our effective purchasing and selling of coffees.

Our strategic partner, PNG Coffee Growers Federation Ltd is currently shipping green beans to warehouses in Seattle, Oakland and New York. This shipping will be in effect until PNGCGF's 2005 green bean crop is shipped to fill all our outstanding sales orders. Under a subcontract arrangement, PNGCGF purchases, processes, sorts, bags and packages ready for shipment green bean coffee from Port of Lae in Papua New Guinea to the rented warehouses in Seattle, Oakland and New York. Our gross profit on the sales for 2005 is approximately 29%, due to our policy of paying farmers premium prices for their green beans and lower New York "C" contract prices during the fourth quarter of 2005. At December 31, 2005, we had $205,415 of green bean coffee in our inventory.

Currently, Coffee Pacifica is in discussions with and is in the process of evaluating other regional coffee roasting companies as potential acquisition targets. Coffee Pacifica intends to acquire at least two other regional coffee roasting companies to become a significant "Tree to Cup" vertically integrated coffee company.

In 2005, we hosted a booth at the 17th Annual Specialty Coffee Association of America Exhibition held in Seattle on April 15-18, 2005. This was a part of our marketing program to introduce our PNG green bean coffee to the speciality coffee market in United States and Canada. We also undertook an aggressive campaign with our major shareholder and a strategic partner PNG Coffee Growers Federation Ltd and increased the number of farmers in our distribution system from 30,000 to 100,000. The coffee farmers are organised into 144 individual independent coffee grower co-operatives in 11 of the 13 coffee growing provinces in Papua New Guinea. In March, we offered the balance of the unsold 898,628 common stock from our primary offering under our prospectus dated July 28, 2003. The offering was fully subscribed and total proceed of $898,628 was received. These funds were used to implement Coffee Pacifica's business plan as detailed in the prospectus dated July 28, 2003. In June, we appointed Mr. Austin E. Hills, a former Chairman of the Board of Directors of Hills Bros Coffee, Inc. as a special advisor to Coffee Pacifica. Mr. Hills advises the Chief Executive Officer on various aspects of the coffee business. In September 2005, we raised $450,000 from four (4) accredited investors by issuing 450,000 Restricted Rule 144 shares of common stock for a total proceed of $450,000. These funds were used for general working capital purposes and the acquisition of Uncommon Grounds Inc. In September 2005, together with PNGCGF, we funded, organised and hosted the "Pride of PNG 2005," an international coffee cupping competition conducted under the Specialty Coffee Association of America ("SCAA") coffee cupping protocols. Independent international jurors from US, Italy, Netherlands, Australia, and New Zealand cupped about 200 coffee samples and selected nine exemplary coffees as the winners. As of the date of this report, Coffee Pacifica has offered for sale by silent auction the nine winning coffee lots to the speciality coffee buyers in US and Europe. On October 10, 2005, Coffee Pacifica took first steps in becoming a vertically integrated "Tree to Cup" coffee company by acquiring Uncommon Grounds Inc., a specialty coffee roasting company based in Berkeley, California. Uncommon Grounds, Inc. has been in the coffee roasting and wholesale business since 1984. Coffee Pacifica acquired 100% of the issued and outstanding shares of Uncommon Grounds Inc for a cash payment of $430,000.

For the year ended December 31, 2005, we generated revenue of $749,660 from the sale of green bean coffee and incurred a net loss of $3,733,328 consisting of following expenses; marketing $1,341,448, travel $156,706, professional fees $127,807, outside service fees $9,771, advertising and promotion $248,106, consulting $1,022,679, telephone $14,275, bank charges $742, licenses and fees $7,160, website expenses $2,407 and general and administrative expenses $1,021,563. Our liabilities totalled $112,071 comprised of a loan from stockholder $11,266, trade payables $50,634 and Note payable $50,171. We do not have any long-term debts or obligations. Our accumulated losses as of December 31, 2005 were $4,344,016. As of December 31, 2005, Coffee Pacifica had $328,484 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital.

For the year ended December 31, 2004, we generated revenue of $265,438 from the sale of green bean coffee and incurred a net loss of $444,846 consisting of following expenses; marketing $124,583, travel $16,235, professional fees $19,007, outside service fees $3,942, advertising and promotion $18,511, consulting $202,078, telephone $5,895, bank charges $357, licenses and fees $155, website expenses $5,160 and general and administrative expenses $75,924. Our liabilities totalled $1,000 comprised of a loan from stockholder. We do not have any long-term debts or obligations. Our accumulated losses as of December 31, 2004 were $610,688.

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

We have only one coffee roasting facility. A significant interruption in the operation of this facility due to natural disaster or other causes, could significantly impair our ability to operate our coffee roasting business on a day-to-day basis.

Our roasted coffees compete directly against gourmet specialty coffees sold at specialty retailers, discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, including Starbucks and Peets Coffee sell whole bean coffees through these channels. The gourmet specialty market contains competitors with substantially greater financial, marketing and operating resources than we have.

Decreased availability of quality green bean coffee would have an adverse affect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business. A significant portion of our revenue is realized during the Papua New Guinea coffee harvest season, which is from May to August. Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought, would have an adverse effect upon the supply of quality green bean coffee at a reasonable price, which, in turn, would directly impact our ability to market and distribute green bean coffee. As a result, our business would be impaired and we may have to curtail or cease our operations.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $4,344,016 as of December 31, 2005. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

We are aware there are other companies conducting similar activities. As a small company with little operating capital in a rapidly evolving and highly competitive coffee industry, we may encounter financial difficulties. Coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores. We have only begun to penetrate these markets, which gives other competitors advantages over us based on their earlier entry into these distribution markets. The new market entrants may adversely affect our ability to implement our business plan. We may have to curtail or cease our business.

Political and social instability in Papua New Guinea may also negatively impact our supply of green coffee beans and our purchasing costs. We purchase green bean coffee from Papua New Guinea. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea may adversely affect our business operations. In particular, instability in coffee growing regions of Papua New Guinea could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of our business. It could also lead to an increase in our purchasing costs and increased operating costs. This may impair our business and we may have to cease or curtail our operations.

Our ability to implement the marketing and sales strategy is partially dependent on our ability to increase awareness and recognition of Papua New Guinea grown green bean coffee in United States, Canada and Europe. We may have difficulty selling the Papua New Guinea grown green bean coffee to roaster retailers, commercial roasters, gourmet roasters and retailers, and coffee brokers. Consequently, if we fail to implement our marketing and sales strategy, or if our resources on a marketing and sales strategy ultimately proves unsuccessful, our revenue and operating results may be adversely affected and we may have to curtail or cease our operations. As a result, investors could lose their entire investment.

Factors That May Affect Owning Coffee Pacifica Common Stock

A majority of our common stock is owned by management, and that may reduce your ability to influence our activities. As of December 31, 2005, directors and officers collectively owned approximately 26% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Coffee Pacifica is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Coffee Pacifica, Inc. or our common stock.

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.51 and $3.29 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 7 Audited Financial Statement

Audited Financial Statements for the years ended December 31, 2005 and 2004.

COFFEE PACIFICA, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2005 and 2004

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Unaudited Proforma Financial Statements

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Coffee Pacifica, Inc.
Vancouver, BC Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Coffee Pacifica, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Pacifica, Inc. as of December 31, 2005 and 2004, and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 13, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

COFFEE PACIFICA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$180,862	$25,368
Deposits	147,622	25,000
Receivables	154,560	-
Inventory	237,931	-
Prepaid expenses	158,037	35,922

Total Current Assets	879,012	86,290

Property and equipment, net	16,005	-
Goodwill	408,512	-

TOTAL ASSETS	$1,303,529	$86,290

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$50,634	$-
Note payable	50,171	-
Due to stockholders	11,266	1,000

Total Current Liabilities	112,071	1,000

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
16,913,521 shares and 9,334,833 shares respectively, issued and outstanding	16,913	9,334
Additional paid-in capital	5,518,561	686,644
Accumulated deficit	(4,344,016)	(610,688)

Total Stockholders' Equity	1,191,458	85,290

Total Liabilities and Stockholders' Equity	$1,303,529	$86,290

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ending December 31,2005	Year Ending December 31,2004

REVENUE
Sales	$749,660	$265,438
Cost of sales	529,523	238,437

Gross profit	220,137	27,001

EXPENSES
Advertising and promotion	248,106	18,511
Marketing	1,341,448	124,583
Travel	156,706	16,235
Professional fees	127,807	19,007
Outside service fees	9,771	3,942
Licenses and fees	7,160	155
Consulting	1,022,679	202,078
General and administrative expenses	1,021,563	75,924
Telephone	14,275	5,895
Interest & bank charges	742	357
Web site expenses	2,407	5,160
Total expenses	3,952,665	471,847

LOSS FROM OPERATIONS	(3,732,528)	(444,846)

LOSS BEFORE TAXES	(3,732,528)	(444,846)

INCOME TAX EXPENSE	(800)	-

NET LOSS	$(3,733,328)	$(444,846)

BASIC & DILUTED NET LOSS PER SHARE	$(0.25)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	14,911,864	8,223,167

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2003	7,424,792	$7,424	$169,200	$(165,842)	$10,782

Shares issued for cash at an average price
$0.30 per share	507,101	508	152,093	-	152,601
Shares issued for services at an average price
$0.27 per share	1,402,940	1,402	365,351	-	366,753
Net loss for year ended Dec. 31, 2004	-	-	-	(444,846)	(444,846)
Balance, December 31, 2004	9,334,833	9,334	686,644	(610,688)	85,290

Shares issued for cash at an average price
$0.94 per share	1,812,961	1,813	1,701,165	-	1,702,978
Shares issued for services at an average price
$0.55 per share	5,765,727	5,766	3,130,755	-	3,136,518
Net loss for year ended Dec. 31, 2005	-	-	-	(3,733,328)	(3,733,328)
Balance December 31, 2005	16,913,521	$16,913	$5,518,561	$(4,344,016)	$1,191,458

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending December 31,2005	Year Ending December 31,2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,733,328)	$(444,846)
Non-cash items not involving cash:
Common stock issued for services	3,136,518	366,753
Changes in other assets and liabilities:
Deposits increase	(122,622)	(60,922)
Receivables increase	(99,331)	-
Prepaid expense increase	(104,282)	-
Inventory increase	(179,091)	-
Accounts payable increase (decrease)	(56,313)	(4,541)

NET CASH USED IN OPERATING ACTIVITIES	(1,158,448)	(143,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of UGI	30,698	-
Acquisition of UGI	(430,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(399,302)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,702,978	152,601
Proceeds form borrowings, related party	10,266	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,713,241	152,601

NET INCREASE (DECREASE) IN CASH	155,494	9,045

CASH AT BEGINNING OF PERIOD	25,368	16,323

CASH AT END OF PERIOD	$180,862	$25,368

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$3,136,518	$366,753

The accompanying notes are an integral part of these financial statements.

COFFEE PACIFICA, INC. COFFEE PACIFICA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Coffee Pacifica, Inc (hereinafter "The Company" or "Coffee Pacifica") was incorporated on December 21, 2001, under the laws of the State of Nevada. Coffee Pacifica is a marketer and distributor of Papua, New Guinea grown green bean coffee to coffee vendors in the United States, Canada and Europe. In addition, the Company through its subsidiary, Uncommon Grounds, Inc., operates a coffee roasting facility in Berkeley, California that supplies freshly roasted coffee beans to its retail and wholesale customers throughout the United States.

Coffee Pacifica conducts its business activities in Papua, New Guinea through its wholly-owned subsidiary Coffee Pacifica PNG Ltd. which was incorporated under the laws of Papua, New Guinea on June 21, 2002.

Coffee Pacifica acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2005 and 2004, the Company had accumulated deficits of $4,344,016 and $610,688, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2005 and 2004, the Company sustained net losses of $3,733,328 and $444,846. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncement-Recent

In May, 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("hereinafter" "SFAS No. 154"). This statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Internal Financial Statements" and revises the requirements regarding accounting for and reporting a change in accounting principle. This statement requires retrospective application of the accounting change to the financial statements of prior periods, unless it is impractical to determine the period-specific effects or the cumulative effect of changing to the new accounting principle. This statement also addresses the reporting issues related to a change in accounting principle if it is impractical to determine the period-specific effects or the cumulative effect of the change. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123(R), only certain pro-forma disclosures of fair value were required. The adoption of this new accounting pronouncement has not had an immediate material impact on the Company's financial statements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 109"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. During the year ended December 31, 2005, the Company adobted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2005 and 2004, the Company incurred $248,106 and $18,511 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2005 and December 31 2004, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended December 31, 2005 and 2004.

Concentration of Credit Risk

The Company maintains the majority of its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2005 and 2004, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2005 and 2004, they were not included in the calculation of earnings per share because they would have been considered antidilutive.

Employee Benefits

Coffee Pacifica has a Simple IRA Plan that covers most of its employees with over two years of service. It provides matching funds up to 3% of an employees' gross income and follows the policy of funding the retirement plan contributions as accrued. The amount of pension costs recognized to December 31, 2005 and 2004 were $4,368 and $3,073.

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company maintains United States dollars as the functional currency, while its subsidiary maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Nonmonetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions.

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. Inventories principally consist of green beans, roasted coffee and related products.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot always be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The Company's financial instruments consist of cash, deposits, accounts receivables, accounts payable, and due to stockholders. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Goodwill

As of December 31, 2005, the Company recognized goodwill of $408,512 which represents the excess of the cost of net identifiable assets of Uncommon Grounds, Inc. over their fair value as of the date of acquisition.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Coffee Pacifica has performed an evaluation of its goodwill on December 31, 2005, a test for impairment revealed that there was no impairment of the goodwill. Therefore, no provision for impairment was recorded for the year ended December 31, 2005.

Principals of Consolidation

The consolidated financial statements include financial statements of Coffee Pacifica, Inc. and its wholly-owned subsidiaries Coffee Pacifica PNG Ltd. and Uncommon Grounds, Inc. All significant inter-company transactions are eliminated.

Property and Equipment

Property and equipment are recorded at cost. Depreciation for property and equipment is calculated using the straight-line method over estimated useful lives of five years. Leasehold improvements are generally amortized over the shorter of seven years or the term of the related leases. Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (hereinafter "SFAS No. 109"), "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. No allowance for doubtful accounts was made during the year ended December 31, 2005. The allowance is based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at December 31, 2005, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

Reclassification

Certain reclassifications of prior year balances have been made to conform to the current presentation.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Product is considered delivered when title and risk have been transferred to the customer. Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale, respectively.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information, "(hereinafter "SFAS No. 131") during the year ended December 31, 2005. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about product and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Stock Issued for Services

Transaction in which common stocks are issued for services are recorded at the fair value of the consideration received or the fair value of the stock issued whichever is more reliably measurable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses and the accompanying notes during the reporting period. Accordingly, actual results could differ from those estimates.

NOTE 4 - INVENTORY

Inventories consist of the following:

	December 31, 2005	December 31, 2004
Green beans	$205,415	$ -
Roasted coffee	1,152	$ -
Allied products	31,364	$ -
Total	$237,931	$ -

NOTE 5 - GOODWILL

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc. a coffee roasting company, resulted in goodwill of $408,512. Coffee Pacifica did not incur any goodwill impairment adjustment for the year ended December 31, 2005. It is possible that the assumptions used by management related to the evaluation of the goodwill may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	December 31, 2005	December 31, 2004
Machinery and equipment	$182,159	$-
Vehicles	38,377	-
Leasehold improvements	13,482	-
Less accumulated amortization	(218,013)	-
	$16,005	$-

Depreciation expense was $1,592 and zero in each of the years ended December 31, 2005 and 2004.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to stockholders consists of advances from stockholders, which are unsecured, non-interest bearing, and without stated terms of repayment.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In May 2005, the Company filed a lawsuit against its former director requesting the return of 2,109,605 Restricted Rule 144 shares of common stock. Subsequently, the former director filed a counter claim against the Company. This action is being prosecuted in Carson City, Nevada. An unfavorable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's potential liability, if any, resulting from the lawsuits. No provision for possible loss has been included in these financial statements.

A lawsuit was filed in January 2006 against Coffee Pacifica, Inc. by another former director. This action is being prosecuted in Clark County, Las Vegas, Nevada. Coffee Pacifica considers the lawsuit frivolous and without substantive merit, will aggressively and vigorously defend itself, and has filed a counter-claim for damages, including fraud. An unfavorable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's potential liability, if any, resulting from the lawsuit. No provision for possible loss has been included in these financial statements.

NOTE 9 - CONTRACTS AND AGREEMENTS

On July 22, 2004, the Company entered into an agreement with the Company's attorney, to provide legal services to the Company valued at $50,000 in exchange for 200,000 shares of the Company's common stock. Total legal fees charged to expenses for the period ended December 31, 2005 under this agreement was $35,922.

In April 2005, the Company entered into another agreement with the Company's attorney, to provide legal services to the Company valued at $140,000 in exchange for 70,000 shares of the Company's common stock. The total fees and retainer cash deposits under this agreement were $115,368 though December 31, 2005. The balance of $24,632 is considered a prepayment for future legal services.

On September 2005, the Company entered into another agreement with the Company's attorney, to provide legal services to the Company valued at $80,000 in exchange for 40,000 shares of the Company's common stock. The total fees and retainer cash deposits under this agreement was nil to December 31, 2005. The balance of $80,000 is considered a prepayment for future legal services.

On March 15, 2005, the Company entered into an agreement with an investor relations consulting firm, Capital Group Communications, Inc., to provide investor relations and promotion services for a period of twelve months. The services were valued at $100,000 in exchange for 1,000,000 restricted shares of the Company's common stock. Total investor relations fees charged to expenses through December 31, 2005 were $83,333.

Rental Agreement

During January 2005, the Company entered into a rental agreement with Green Valley Executive Suites for office space, one year, month-to-month lease commencing on January 5, 2005 with annual payment of $2,400.

PNG Coffee Growers Federation Ltd.

On March 15, 2005, the Company entered into an agreement with PNG Coffee Growers Federation Ltd. to provide coffee quality related consulting services in Papua, New Guinea. The services were valued at $200,000 in exchange for 2,000,000 restricted shares of the Company's common stock. Consulting fees charged to expenses to December 31, 2005 were $166,667.

Employment Contracts

In January of 2006, the Company entered into an agreement with one of its officers whereby the Company agreed to pay monthly management fees of $8,500 per month. In further consideration of other services to be rendered, at the date of this agreement, the Company issued 200,000 S-8 registered free trading common stock. On July 1, 2006, the Company is obligated to issue an additional 300,000 shares of S-8 registered free trading common stock.

In July 2005, the Company entered into an agreement with one of its officers whereby the Company agreed to pay monthly management fees of $6,250 per month and issued 20,000 shares of S-8 registered free trading common stock.

In October of 2005, the Company entered into agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company agrees to pay annual salaries of $60,000 and $80,000 on a biweekly basis in return for services to Uncommon Grounds, Inc.

NOTE 10 - COMMON STOCK

During 2004, the Company issued 507,101 shares of common stock at an average price of $0.30 per share for cash of $152,601.

In July 2004, the Company issued 1,000,000 shares of its common stock in exchange of services contracts valued at $250,000.

During the months of August and November of 2004, the Company issued 206,470 and 196,470 shares, respectively, of common stock for payments of $57,812 and $58,941 for marketing services rendered.

During 2005, the Company issued 1,812,961 shares of common stock at an average price of $0.94 per share for cash of $1,702,978.

In January 2005, the Company issued 903,727 shares of common stock for payment of $121,118 for marketing services and $150,000 for consulting services rendered. In February 2005, the Company issued 50,000 shares of common stock for payment of $30,000 of consulting services rendered.

In March 2005, the Company issued 3,366,000 shares of common stock for payment of $183,000 for marketing services, $200,000 for investor relation services and $100,000 for coffee quality related services. As of December 31, 2005, $433,000 value of services was rendered and $50,000 is considered a prepayment for services to be rendered in 2006.

In April 2005, the Company issued 370,000 shares of common stock for payment of $450,000 for marketing services and $140,000 for legal services. As of December 31, 2005, 2005, $565,368 value of services was rendered and $24,632 is a prepayment for legal services to be rendered in 2006.

In May 2005, the Company issued 135,000 shares of common stock for payment of $216,000 of consulting services rendered.

In September 2005, the Company issued 893,000 shares of common stock for management fees of $400,000, consulting expenses of $440,000, marketing expenses of $530,400 and legal services $80,000. As of December 31, 2005, $1,370,400 of services was rendered and $80,000 is considered a prepayment for legal services to be rendered in 2006.

In November 2005, the Company issued 48,000 shares of common stock for payment of $96,000 for services rendered for management fees $40,000 and marketing $56,000.

NOTE 11 - STOCK INCENTIVE PLAN

In August 2004, the Company's board of directors approved the Company's 2004 Stock Incentive Plan (hereinafter "the Plan"), which allowed the Company to issue up to 3,000,000 shares of the Company's common stock to officers, directors, employees and consultants. All 3,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. During the years ended December 31, 2005 and 2004 the Company issued 2,127,060 and 872,940 , respectively, shares under this Plan.

In July 2005, the Company's board of directors approved the Company's 2006 Stock Incentive Plan (hereinafter "the Plan"), which allowed the Company to issue up to 5,000,000 shares of the Company's common stock to officers, directors, employees and consultants. All 5,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. During 2005, the Company issued 1,103,000 shares under that plan and 3,897,000 remain for future issuances.

NOTE 12 - ACQUISITION OF UNCOMMON GROUNDS, INC.

Coffee Pacifica acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. for $430,000 in cash and assumed $126,776 in current liabilities on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafE supplies and equipment to customers.

The purchase price was allocated as follows:
Accounts receivable	$55,829
Inventory	58,850
Deposits/Prepaids	17,833
Equipment	15,752
Goodwill	408,512
$556,776

NOTE 13 - INCOME TAXES

At December 31, 2005 and 2004, the Company had deferred tax assets of approximately $1,462,000 and $204,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2005 and 2004.

The significant components of the deferred tax assets at December 31, 2005 and 2004 were as follows:
	December 31, 2005	December 31, 2004
Net operating loss carryforward	$4,300,000	$600,000

Deferred tax asset	$1,462,000	$204,000
Deferred tax asset valuation allowance	$(1,462,000)	$(204,000)

At December 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $4,300,000 and $600,000, respectively, which expire in the years 2021 through 2025. The change in the allowance account from December 31, 2004 to 2005 was $1,258,000.

Uncommon Grounds, Inc.

Other than the minimum amount payable to the State of California, no income taxes have been provided for the tax effects of transactions reported in the financial statements because the company incurred a loss from operations. Tax deferrals arising from current and prior year operating losses are summarized below, but the amount of any deferred tax asset has been fully reserved because the realization of any such asset is uncertain.

These net operating loss carry-forwards may be used only to offset future taxable income of the Company. If unused, these net operating loss carryforwards expire as follows:

Year of Expiration	Federal	California
2023	$31,331	$30,531
2024	40,186	44,989
2025	69,599	68,799
Total	$141,116	$144,319

Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 and, accordingly, a full valuation allowance has been recorded for this amount. The company has net operating loss carryforwards available to offset future Federal taxable and California state taxable income of approximately $141,000 and $144,000, which expire from years 2023 through 2025. These amounts presents the pre-merger section 1231 net operating loss carryforwards incurred by Coffee Pacifica.

The Tax reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

NOTE 14 - SEGMENT INFORMATION

Coffee Pacifica has two reportable segments: roasted beans and green beans operations. Coffee Pacifica evaluates performance of its operating segments based on sales and net profits. The roasted beans operations segment represents revenues derived from sales of roasted coffee, tea and allied products. The green bean operation segment represents revenue derived from sale of green bean coffee to coffee vendors. Summarized financial information concerning continuing operations of the Company's reportable segments is shown in the following table. The profits of these products are determined using the accounting policies outlined in Note 3. Inter-company sales between the two segments totalling $11,463 for the year ended December 31, 2005 have been eliminated.

The table below presents information about the Company's reportable segments after inter-company eliminations:

December 31,
2005
Revenues:
Green beans	$448,330
Roasted beans	261,330
Total Revenues	$749,660

Income (loss) before income taxes:
Green beans	$(3,708,715)
Roasted beans	(23,813)
Income (loss) before income taxes	$(3,732,528)
Identifiable assets:
Green beans	$1,240,161
Roasted beans	63,368
Total Identifiable Assets	$1,303,529

Depreciation and amortization:
Uncommon Grounds	$1,592
Total Depreciation and Amortization	$1,592

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on both actual and expected future operating income.

NOTE 15 - SUBSEQUENT EVENTS

In January 2006, the Company's board of directors authorized a five (5) for four (4) split of its $0.001 par value common stock in form of a stock dividend. The stock split will be effective February 28, 2006 and stock will begin to trade post-split basis on March 1, 2006. The stock split approval was granted at the shareholders meeting held on May 25, 2005.

NOTE 16 - PROFORMA FINANCIAL STATEMENTS

On October 10, 2005, Coffee Pacifica acquired 100% of the issued and outstanding shares of Uncommon Grounds, Inc. for a total cash consideration of $430,000. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It market and sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafE supplies and equipment to customers.

The accompanying proforma unaudited financial statements contain adjustments to characterize the transactions of Uncommon Grounds, Inc. as those of Coffee Pacifica, Inc. for the periods presented. The proforma statements of operations are presented for the nine months ended September 30, 2005 for both Coffee Pacifica and Uncommon Grounds. The adjustments to the September 2005 proforma income statements are as follows:

a.  This adjustment is to eliminate inter-company purchases of inventory for $3,175.

b.  This adjustment is to eliminate inter-company sales and relates cost of goods sold for $11,463.

COFFEE PACIFICA, INC

PROFORMA FINANCIAL STATEMENTS

The following proforma unaudited financial statements reflect the combination of Coffee Pacifica, Inc. ("Coffee Pacifica") with Uncommon Grounds, Inc. ("Uncommon Grounds") for the periods presented. The Uncommon Grounds proforma statements of operations are presented for the nine months ended September 30, 2005. The Coffee Pacifica proforma statements of operations are presented for the nine months ended September 30, 2005. The proforma financial statements reflect the result of the satisfaction of the purchase agreement between Coffee Pacifica and the shareholders of Uncommon Grounds.

The proforma financial statements have been prepared utilizing the historical financial statements of Coffee Pacifica and Uncommon Grounds. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Coffee Pacifica and Uncommon Grounds.

The proforma financial statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements. All inter-company accounts and transactions have been eliminated. Both Company's have a December 31 year end.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	COFFEE	UNCOMMON		PROFORMA
	PACIFICA,	GROUNDS,		COMBINED
	INC.	INC.		TOTAL

	Nine Months Ended
	September 30,	September 30,		September 30,
	2005	2005	Eliminations	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$14,724	$698,424	$(11,463)	$701,685
				-
COST OF GOODS SOLD	(10,168)	(291,172)	8,288	(293,052)
				-
GROSS PROFIT	4,556	407,252	(3,175)	408,633
				-
E X P E N S E S				-
Advertising and promotion	175,607	1,531	-	177,138
Marketing	1,285,448	-	-	1,285,448
Travel	137,336	2,429	-	139,765
Professional fees	87,628	15,976	-	103,604
Outside services fees	8,989	-	-	8,989
Licensing and fees	6,925	5,002	-	11,927
Consulting	923,916	-	-	923,916
General and administrative	743,832	477,436	-	1,221,268

TOTAL EXPENSES	3,369,681	502,374	-	(3,872,055)

LOSS FROM OPERATIONS	(3,365,125)	(95,122)	(3,175)	(3,463,422)

OTHER INCOME (EXPENSES)
Other income	-	13,324	-	13,324
Interest expense	-	(997)	-	(997)
TOTAL OTHER EXPENSE	-	12,327	-	12,327

LOSS BEFORE INCOME TAXES	(3,365,125)	(82,795)	(3,175)	(3,451,095)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,365,125)	$(82,795)	$(3,175)	$(3,451,095)

NET LOSS PER SHARE	$(0.21)	$(5.52)	$-	$(0.22)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,686,406	15,000	-	15,701,406

See accompanying notes to proforma financial statements.

ITEM 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As of the date of this report Coffee Pacifica did not have any disagreements with its current or former independent registered public accounting firms.

On February 23, 2006, Coffee Pacifica, Inc. (the "Company") engaged Williams & Webster, P.S. as the Company's independent registered public accounting firm. Williams & Webster, P.S. is registered with the Public Company Accounting Oversight Board ("PCAOB"). The decision to select Williams & Webster, P.S. was approved by the Board of Directors of the Company on February 23, 2006.

The Board of Directors of the Company accepted the resignation of Ernst & Young, LLP effective February 23, 2006. Ernst & Young, LLP was appointed by the Board of Directors on May 3, 2005.

The report of Ernst & Young, LLP on the financial statements of Coffee Pacifica, Inc. from the period of May 3, 2005, until February 23, 2006, the entire time of engagement, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting principles except that the report was modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that the Company would continue as a going concern.

From May 3, 2005, until February 23, 2006, the entire time of engagement, there were no disagreements between the Company and Ernst & Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young, LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with their reports on the Company's financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Ernst & Young, LLP with a copy of the foregoing disclosures. A copy of Ernst & Young, LLP's letter stating their agreement or disagreement with such statements will be filed as an Exhibit to the form 8K upon receipt.

During the two most recent fiscal years ended December 31, 2003, and December 31, 2004, and the subsequent interim period preceding such engagement, neither the Company nor anyone on its behalf consulted Williams & Webster, P.S. regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Williams & Webster, P.S provide to the Company a written report or oral advice regarding such principles or audit opinion; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(l)(iv) and the related instructions of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

On July 15, 2004, Coffee Pacifica Inc. reported on a form 8K filed on July 16, 2004, that it engaged Moore Stephens Ellis Foster Ltd. as the Company's independent registered public accounting firm, effective July 15, 2004. On May 2, 2005, Moore Stephens Ellis Foster Ltd. completed a transaction with Ernst & Young LLP which, to our knowledge, resulted in the resignation of substantially all of the personnel at Moore Stephens Ellis Foster Ltd. and the association of those persons, as of May 3, 2005, with Ernst & Young LLP. As a result, the audit personnel that performed audit services for our company while they were associated with Moore Stephens Ellis Foster Ltd. continued to provide those same audit services through Ernst & Young LLP from May 3, 2005. We are advised that Moore Stephens Ellis Foster Ltd. resigned as our auditors effective upon consummation of this transaction on May 2, 2005. Although we did not formally engage Ernst & Young LLP as our auditor until we became aware of the nature and effect of this transaction, our Board of Directors approved the change of accountants to Ernst & Young LLP as of May 3, 2005.

Accordingly, the report of Moore Stephens Ellis Foster Ltd financial statements of Coffee Pacifica, Inc. for the fiscal year ended December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting principles except that the report was modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that the Company would continue as a going concern.

From July 15, 2004 until May 2, 2005, there were no disagreements with Moore Stephens Ellis Foster Ltd and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore Stephens Ellis Foster Ltd would have caused it to make reference to the subject matter of the disagreement in connection with their reports on the Company's financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Moore Stephens Ellis Foster Ltd with a copy of the foregoing disclosures. A copy of any letter from either Moore Stephen Ellis Foster Ltd stating their agreement or disagreement with such statements will be filed as an Exhibit to the form 8K upon receipt. .

During each of the two most recent fiscal years ending December 31, 2003, and December 31, 2004, and the subsequent interim period preceding May 3, 2005, neither the Company nor anyone on its behalf consulted Ernst & Young, LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Ernst & Young, LLP provide to the Company a written report or oral advice regarding such principles or audit opinion; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(l)(iv) and the related instructions of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A Controls and Procedures

As of the end of the period covered by this report, Coffee Pacifica carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of Coffee Pacifica's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Coffee Pacifica's disclosure controls and procedures were effective.

Coffee Pacifica also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

There were no significant changes in Coffee Pacifica's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B Other Information

As of December 31, 2005, Coffee Pacifica's management are unaware of any additional information that were to be reported on From 8-K during the fourth quarter of the fiscal year ended December 31, 2005

Part III

ITEM 9 Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office for one year or until the successors are elected or appointed at the next annual meeting of the shareholders. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. The names, ages and positions of our directors and executive officers as of the date of this report are as follows:
NAME	AGE	POSITION	APPOINTED	TERM
Shailen Singh	41	Director, President, CEO & CFO,	December 21, 2001 (inception)	One year
Jon Yogiyo	52	Director	December 21, 2001 (inception)	One year
Bernard Goma	44	Director	August 30, 2004	One year
Jikian McKenzie	49	Director	August 30, 2004	One year
Terry Klassen	49	COO	June 1, 2005	N/A

The following is a brief account of the education and business experience during the past five years of each directors and executive officers, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shailen Singh, Director, President, Chief Executive Officer, Chief Financial Officer

Mr. Singh has been the President, Chief Executive Officer and Chief Financial Officer of Coffee Pacifica since its inception on December 21, 2001. As the President and CEO, Mr. Singh is responsible for the general direction of our business development including day-to-day management of the business affairs.

Mr. Singh, obtained a Bachelor of Commerce degree in Accountancy and Management from the University of Wollongong, New South Wales, Australia in 1987, and is a Fellow of the Taxation Institute of Australia ("FITA") since January 1988 and holds the designation of Certified Practicing Accountant ("CPA") since February 1993.

Since February 2001, Mr. Singh has been the President and sole director of South Rim Financial Corp., a private British Columbia incorporated company that provides consulting services in Vancouver, British Columbia. From July 1996 to January 1999, Mr. Singh was a director and Chief Financial Officer of Jaya Gold Inc., a private mineral exploration company based in Vancouver, British Columbia, In September 1997, Jaya Gold Inc. merged with a Vancouver Stock Exchange listed company; International Blue Gold Corp. Mr. Singh became a director and Chief Financial Officer of International Blue Gold Corp., which later changed its name to Buddha Resources Inc., from September 1997 to January 1999; and then rejoined as a director from June 1999 to December 2001. In March 1999, Mr. Singh became a director and President of Inouye Technologies Inc., a private British Columbia technology company. In December 1999, Inouye Technologies Inc. completed a reverse takeover of Vescan Equities Inc., a publicly listed mineral exploration company. Mr. Singh became a director and President of the new company under the new name of Inouye Technologies (Canada) Inc. and remained in that role until he resigned in February 2001.

V.S. Jon Yogiyo, Director

Mr. Yogiyo is a resident of Papua New Guinea and is responsible to purchase, process and ship our green bean coffee from Papua New Guinea to our potential customers in the United States, Europe and Canada. Mr. Yogiyo is a director and the Chief Executive Officer, President, Secretary and Treasurer of our 100% owned subsidiary in Papua New Guinea; Coffee Pacifica PNG Ltd.

Mr. Yogiyo holds a Bachelor of Agriculture degree from the University of Papua New Guinea and a post-graduate Diploma in Management studies from Mt. Eliza Management College, Mt. Eliza, Australia, post graduate Diploma in Agriculture from Kasetsart University, Bangkok, Thailand, Diploma from University of South Pacific, Alafuna campus, Western Samoa. He has also received training under Person Fellowship with Agriculture Canada at the Morden Agriculture Research Station, Manitoba, Canada.

Mr. Yogiyo was an employee of Coffee Industry Corporation of Papua New Guinea for 27 years. Mr. Yogiyo has held positions as Coffee Agronomist, from November 1975 to November 1989, Director of Coffee Research from December 1989 to June 1997 and July 1997 to June 2003, Mr. Yogiyo was the General Manager, Extension Services Division, of Coffee Industry Corporation of Papua New Guinea.

Bernard Goma, Director

Mr Goma is a trained and qualified Co-Operative Society Officer. His expertise is in legal and operational aspects of co-operatives in PNG. He started work as a co-operative officer after graduating from the Co-operative College in PNG. In 1984, he was appointed a Co-Operative Officer with Simbu Provincial Government and was later appointed Managing Director of Simbu Holdings; a subsidiary company of Simbu Provincial Government.

Since 1994, Mr. Goma has been working for the Coffee Industry Corporation of PNG as a Trainer and Coffee Credit Officer responsible for the coffee growers Freight Subsidy and Surety Program. Other business actives has included the formation and establishment of Coffee Growers Co-Operatives throughout PNG, and the establishment of the PNG Coffee Growers Federation Ltd.

Jikian McKenzie, Director

Mr. McKenzie graduated from Vudal Agricultural College in PNG with Diploma in Tropical Agriculture in 1973. He was an Agriculture Extension and Marketing Officer from 1974 to 1977 with the Department of Agriculture and Livestock. From 1978 to 1991, he was a lecturer and the Principal of Agricultural College in PNG. From 1991 to 2003, he was Training and Development Manager with the Coffee Industry Corporation responsible for the training of coffee farmers to enhance and improve the quality of coffee produced by co-operatives in Papua New Guinea. Since 2003, Mr McKenzie has been a director of PNG Coffee Growers Federation Ltd.

Terry Klassen, Chief Operating Officer

Mr. Klassen is Coffee Pacifica's Chief Operating Officer. Mr. Klassen joined us on June 1, 2005, as the Vice President Coffee Sales. Mr. Klassen has been responsible for the day-to-day management and operation of Coffee Pacifica's business affairs, including the marketing and sales of green bean coffee in the United States, Canada and Europe. Mr. Klassen has held numerous senior management positions, including President of Coffee Butlers LLC, September 2003, Vice President Western Sales with UsRefresh Coffee and Vending July 1998 and since October 2001 Mr. Klassen serves as a director of Ebony Coffee and Vogue International Coffee Products Broker Inc.

Significant Employee

As of December 31, 2005, we do not have any individual who could be classified as a significant employee of the Coffee Pacifica Inc. nor any individual who is expected to make a significant contribution to the business.

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

Committees of the Board

As of the date of this report, we do not have an Executive Compensation committee. We do have an Audit Committee comprised of Shailen Singh, Jon Yogiyo, Jikian McKenzie and Bernard Goma. We will appoint independent directors and directors with financial expertise to our board and committees in the future. We do not have any independent board members in our audit committee who are considered to be financial experts.

Section 16(a) Beneficial Ownership Compliance

To the best of our knowledge based on the available information as of December 31, 2005, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the Securities and Exchange Commission in a timely manner and provided Coffee Pacifica with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Securities Exchange Act of 1934.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to the annual report for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to:  Coffee Pacifica Inc. Suite 1210, 1200 West 73rd Avenue, Vancouver, B.C. V6P 6G5, Tel: 604 264 8012, Fax 604 264 8006 Email: shailen@coffeepacifica.com.

Our Code of Business Conduct and Ethics is also posted on our website www.coffeepacifica.com.

ITEM 10 Executive Compensation

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2005 and 2004. For the year ended December 31, 2005, Shailen Singh and Terry Klassen were paid monthly management of $8,500 and $6,250 respectively. Shailen Singh was issued 200,000 common shares and Terry Klassen was issued 40,000 common shares of Coffee Pacifica for management services. The common shares were issued pursuant to 2005 Directors and Employees Stock Incentive Plan. Our officers, directors and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Shailen Singh President, CEO, CFO and Secretary	2005 2004	0 0	0 0	$110,500 0	0 0	0 0	0 0	$400,000 0
Terry Klassen, COO	2005 2004	0 0	0 0	$31,650 0	0 0	0 0	0 0	$40,000 0
Jon Yogiyo Director	2005 2004		0 0	$37,000 $9,324	0 0	0 0	0 0	0 0
Bernard Goma Director	2005 2004	0 0	0 0	$20,000 $2,3330	0 0	0 0	0 0	0 0

Compensation of Directors

As of the December 31, 2005, we do not have any agreement or arrangement in place for the amount of annual compensation that our directors will receive in the future.

Options/SAR Grants

We do not have any stock option plans for our officers and directors. We have adopted a 2005 Directors and Employee Stock Incentive Plan, through which the Board of Directors, in its discretion, can award stock or options to purchase stock to employees.

Employment Agreements

As of December 31, 2005, we did not have any employment agreement or compensation arrangement with Shailen Singh. However, for acting as the Chief Executive Officer, the Board of Directors approved and paid a monthly management fee of $8,500 and issued 200,000 S8 registered common stock pursuant to 2005 Directors and Employees Stock Incentive Plan. Terry Klassen has a management services contract, effective June 1, 2005, with Coffee Pacifica to act as the Chief Operating Officer for a monthly fees $6,250 and issuance of 20,000 S8 registered common stock pursuant to 2005 Directors and Employees Stock Incentive Plan, All our other directors do not have any compensation agreement.

ITEM 11 Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of date of December 31, 2005, with respect to the beneficial ownership of the common shares of Coffee Pacifica by (i) each director, (ii) each executive officer, (iii) each employee, (iv) the directors and officers of the Company as a group, (v) and each person known by Coffee Pacifica to own beneficially more than five percent (5%) of the common shares. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage (%)
Common Shares	Shailen Singh, President, CEO &Director (1),(2)	2,300,000	13.65%
Common Shares	Jon Yogiyo, Director (1)	2,100,000	12.42%
Common Shares	Terry Klassen, COO	20,000	0.01
	Officers and Directors as a Group	4,420,000	26.13%
Common Shares	Brooks Farrell (3)	2,109,605	12.5%
Common Shares	CEDE & Co (4)	4,830,846	28.56%
Issued and Outstanding December 31, 2005		16,913,521

(1) The address of beneficial owners in the table are Shailen Singh, 10460 Leonard Road, Richmond, B.C. Canada, V7A 2N5, Jon Yogiyo, P.O. Box 164, Goroka, EHP, Papua New Guinea. T Klassen, 12189 Green Haven Suite 107, Mulkiteo, WA 98275.

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

ITEM 12 Certain Relationships and Related Transactions

As of the date of this report, there have been no transactions or proposed transactions in the past two years in which Coffee Pacifica was a or is a party to a transaction which has materially affected or will materially affect Coffee Pacifica in which any director, promoter, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest.

ITEM 13. Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
16	Letter on Change in Certifying Accountant	Previously Filed
23	Consent of Independent Accountant William & Webster, P.S.	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

ITEM 14 Principal Accountants Fees and Services

The aggregate fees billed for audit services rendered by our current auditor Williams and Webster, P.S. for the annual financial statements and the review of the financial statements included in our Form 10-KSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2005 and December 31, 2004 was $25,000. No other professional services were provided by our auditor.

The aggregate fees billed for audit services rendered by our previous auditor Ernst & Young LLP/ Moore Stephens Ellis Foster Ltd. for the annual financial statements and the review of the financial statements included in our Form 10-QSB and 10-KSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2005 and 2004 were $3,240 and $5,736 respectively. No other professional services were provided by our previous auditor.

The aggregate fees billed for audit services rendered by our previous auditor; David E. Coffey, CPA, for the annual financial statements and the review of the financial statements included in our Form 10-QSB and 10-KSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2004 and 2003 were $3,000 and $5,700 respectively. No other professional services were provided by our previous auditor.

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	April 17, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	April 17, 2006