Form 10-Q
period 2006-03-31
COFFEE PACIFICA INC
filed 2006-05-16
CIK 1208833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

(Check One) [ ] Form 10-K [ ] Form 20-F [ ] Form 11-K [X] Form 10-Q

[ ] Form N-SAR

For the Period Ended March 31, 2006

[ ] Transition Report on Form 100-K

[ ] Transition Report on Form 10-F

[ ] Transition Report on Form 11-K

[ ] Transition Report on Form 10-Q

[ ] Transition Report on Form N-Sar

For the Transition Period Ended: __________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I REGISTRATION INFORMATION

COFFEE PACIFICA, INC.

Full Name of Registration:

____________________________

Former Name if Applicable:

Suite 1210 1200 West 73rd Ave.

Address of Principal Executive Office (Street and Number)

Vancouver, B.C. Canada, V6P 6G5

City, State and Zip Code

PART II RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

[X]

  The reasons described in reasonable detail in part III of this form could not be eliminated without unreasonable effort or expense.
  The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
  The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

The required financial statements for the reporting period could not be obtained without unreasonable expenses.

PART IV OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

Name: Shailen Singh

Phone Number: (604) 264-8012

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

[X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected in the earnings statements to be included in the subject report or portion thereof:

[ ] Yes [X] No

If no, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

COFFEE PACIFICA, INC.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 15, 2006                              By:  /s/ Shailen Singh

                                                                    Shailen Singh, President

INSTRUCTIONS: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.