Form 10QSB
period 2006-03-31
COFFEE PACIFICA INC
filed 2006-05-22
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No X

There were 23,991,901 shares outstanding of common stock of the registrant at May 15, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Condensed Notes to the Financial Statement

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Condensed Notes to the Financial Statements

(Unaudited) Proforma Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operations

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

ITEM 1 Financial Statements and Condensed Notes to the Financial Statements

COFFEE PACIFICA, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2006

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

(Unaudited) Proforma Financial Statements

COFFEE PACIFICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS

Current Assets
Cash and cash equivalents	$365,702	$180,862
Deposits	190,253	147,622
Receivables	468,358	154,560
Inventory	169,690	237,931
Prepaid expenses	848,013	158,037

Total Current Assets	2,042,016	879,012

Property and equipment, net	326,447	339,270
Trademark	67,499	70,095

TOTAL ASSETS	$2,435,962	$1,288,377

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$45,371	$50,634
Note payable	-	50,171
Due to stockholders	-	11,266

Total Current Liabilities	45,371	112,071

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
23,991,901 shares and 21,141,901 shares respectively, issued and outstanding	19,193	16,913
Additional paid-in capital	9,657,781	5,518,561
Accumulated deficit	(7,286,383)	(4,359,168)

Total Stockholders' Equity	2,390,591	1,176,306

Total Liabilities and Stockholders' Equity	$2,435,962	$1,288,377

The accompanying condensed notes are an integral part of these consolidated financial statements

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,2006	Three Months Ended March 31, 2005

REVENUE
Sales	$1,214,031	$-
Cost of sales	803,054	-

Gross profit	410,977	-

EXPENSES
Marketing	700,000	305,048
General and administrative expenses	2,638,192	277,456

Total expenses	3,338,192	582,504

LOSS FROM OPERATIONS	(2,927,215)	(582,504)

LOSS BEFORE TAXES	(2,927,215)	(582,504)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,927,215)	$(582,504)

BASIC & DILUTED NET LOSS PER SHARE	$(0.12)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,607,607	14,363,530

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2004	11,668,541	9,334	686,644	(610,688)	85,290

Shares issued for cash at an average price
$0.94 per share	2,266,201	1,813	1,701,165	-	1,702,978
Shares issued for services at an average price
$0.55 per share	7,207,159	5,766	3,130,755	-	3,136,518
Net loss for year ended Dec. 31, 2005	-	-	-	(3,748,480)	(3,748,480)
Balance December 31, 2005 (Audited)	21,141,901	$16,913	$5,518,561	$(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.34 per share	400,000	320	533,680	-	534,000
Shares issued for services at an average price
$1.47 per share	2,450,000	1,960	3,605,540	-	3,607,500

Net loss for period ended March 31, 2006	-	-	-	(2,927,215)	(2,927,215)
Balance March 31, 2006 (Unaudited)	23,991,901	$19,193	$9,657,781	$(7,286,383)	$2,390,591

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,2006	Three Months Ended March 31,2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,927,215)	$(582,504)
Non-cash items not involving cash:
Common stock issued for services	3,607,500	520,761
Amortization	15,152
Changes in other assets and liabilities:
Deposits increase	(42,631)	(15,000)
Receivables increase	(317,798)	-
Prepaid expense increase	(689,976)	-
Inventory increase	68,241	-
Accounts payable increase (decrease)	(5,263)	-

NET CASH USED IN OPERATING ACTIVITIES	(286,253)	(76,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,470)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,470)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	534,000	110,350
Proceeds from shareholders	-	9,564
Payments on note payable	(50,171)	-
Payments to shareholders	(11,266)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	472,563	119,914

NET INCREASE (DECREASE) IN CASH	184,840	43,171

CASH AT BEGINNING OF PERIOD	180,862	25,368

CASH AT END OF PERIOD	$365,702	$68,539

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$3,607,500	$520,761

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC. COFFEE PACIFICA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Pronouncement-Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the three months ended March 31, 2006 and year ended March 31, 2005, the Company incurred $64,898 and $16,881 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2006 and December 31 2005, cash and cash equivalents consist of cash only.

Concentration of Credit Risk

The Company maintains the majority of its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at March 31, 2006 and December 31, 2005, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2006 and 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company maintains United States dollars as the functional currency, while its subsidiary Coffee Pacifica PNG Ltd. maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions.

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. Inventories principally consist of green beans, roasted coffee and allied products.

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

The Company's financial instruments consist of cash, deposits, accounts receivables, accounts payable, and prepaid expenses. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Principals of Consolidation

The consolidated financial statements include financial statements of Coffee Pacifica, Inc. and its wholly-owned subsidiaries Coffee Pacifica PNG Ltd., New Guinea Peaberry Coffee, Inc. and Uncommon Grounds, Inc. All significant inter-company transactions are eliminated.

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

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. No allowance for doubtful accounts was made during the period ended March 31, 2006. The allowance is based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at March 31, 2006, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

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

NOTE 3- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At March 31, 2006 and December 31, 2005, the Company had accumulated deficits of $7,286,383 and $4,359,168, respectively, in addition to limited cash and unprofitable operations. For the period ended March 31, 2006 and year ended December 31, 2005, the Company sustained net losses of $2,927,215 and $3,748,480. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - INVENTORY

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Green beans	$144,277	$205,415
Roasted coffee	$ 1,236	1,152
Allied products	$ 24,177	31,364
Total	$169,690	$237,931

NOTE 5 - TRADEMARK

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management's evaluation of the previous annual Uncommon Grounds Inc. sales data. Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately ten (10) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired. Coffee Pacifica did not incur any trademark impairment adjustment for the year ended December 31, 2005. It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur. The trademark amortization expenses for the period ended March 31, 2006 was $2,596.

NOTE 5 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	March 31, 2006	December 31, 2005
Machinery and equipment	$310,204	$310,471
Vehicles	22,800	22,800
Leasehold improvements	18,555	18,555
Less accumulated amortization	(25,112)	(12,556)
	$326,447	$339,270

Amortization expense was $12,556 in each of the periods ended March 31, 2006 and December 31, 2005, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In May 2005, the Company filed a lawsuit against its former director requesting the return of 2,637,006 Restricted Rule 144 shares of common stock. Subsequently, the former director filed a counter claim against the Company. This action is being prosecuted in Carson City, Nevada. An unfavorable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's potential liability, if any, resulting from the lawsuits. No provision for possible loss has been included in these financial statements.

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

NOTE 7 - COMMON STOCK

In January 2006, the Company issued 2,012,500 shares of common stock for payment of $1,707,500 for consulting, $700,000 for marketing services, $400,000 for management fees, $100,000 for legal fees and 400,000 shares for cash of $534,000. As of March 31, 2006, $100,000 is considered a prepayment for legal services to be rendered in 2006.

In February 2006, the Company issued 437,500 shares of common stock for marketing services valued at $700,000. As of March 31, 2006, $700,000 is considered a prepayment for services to be rendered in 2006.

NOTE 8 - ACQUISITION OF UNCOMMON GROUNDS, INC.

Coffee Pacifica acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. for $430,000 in cash and assumed $126,776 in current liabilities on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers. The acquisition of Uncommon Grounds Inc. helps to create a vertically integrated "Tree to Cup" coffee company. While the farmers in Papua New Guinea produce the coffee Uncommon Grounds Inc does the roasting and retailing of the coffee. The synergistic value from the acquisition provides with revenue enhancement by expanding the product line and diversification via entrance into a new revenue stream in roasted coffees compared to green beans only. Additionally, it provides Coffee Pacifica an established entry into the San Francisco area roasted coffee market. The acquisition has also provided Coffee Pacifica with several well trained coffee professionals. The acquisition of Uncommon Grounds, Inc. was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management's evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, Uncommon Grounds, Inc. became a wholly owned subsidiary of Coffee Pacifica, Inc. The results of Uncommon Grounds, Inc. operations, commencing with the date of acquisition, October 10, 2005, are included in the accompanying March 31, 2006 financial statements.

The purchase price was allocated as follows:

Accounts receivable	$55,829
Inventory	58,850
Deposits/Prepaids	17,833
Equipment	351,573
Trademark	72,691
$556,776

NOTE 9 - INCOME TAXES

At March 31, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $2,482,000 and $204,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at March 31, 2006 and December 31, 2005.

The significant components of the deferred tax assets at March 31, 2006 and December 31, 2005 were as follows:
	March 31, 2006	December 31, 2005
Net operating loss carryforward	$7,300,000	$4,300,000

Deferred tax asset	$2,482,000	$1,462,000
Deferred tax asset valuation allowance	$(2,482,000)	$(1,462,000)

At March 31, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $7,300,000 and $4,300,000, respectively, which expire in the years 2021 through 2026. The change in the allowance account from December 31, 2005 to March 31, 2006 was $1,020,000.

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

NOTE 10 - PROFORMA FINANCIAL STATEMENTS

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

The accompanying proforma unaudited financial statements contain adjustments to characterize the transactions of Uncommon Grounds, Inc. as those of Coffee Pacifica, Inc. for the periods presented. The proforma statements of operations are presented for the three months ended March 31, 2005 for both Coffee Pacifica and Uncommon Grounds. There were no adjustments to the March 31, 2005 proforma income statements.

COFFEE PACIFICA, INC

PROFORMA FINANCIAL STATEMENTS

The following proforma unaudited financial statements reflect the combination of Coffee Pacifica, Inc. ("Coffee Pacifica") with Uncommon Grounds, Inc. ("Uncommon Grounds") for the periods presented. The Uncommon Grounds proforma statements of operations are presented for the three months ended March 31, 2005. The Coffee Pacifica proforma statements of operations are presented for the three months ended March 31, 2005. The proforma financial statements reflect the result of the satisfaction of the purchase agreement between Coffee Pacifica and the shareholders of Uncommon Grounds.

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

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	COFFEE	UNCOMMON			PROFORMA
	PACIFICA,	GROUNDS,			COMBINED
	INC.	INC.			TOTAL

	Three Months Ended
	March 31,	March 31,			March 31,
	2005	2005		Eliminations	2005
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES	$-	$243,549	$		$243,549
					-
COST OF GOODS SOLD	-	(103,066)			(103,066)
					-
GROSS PROFIT	-	140,483			140,483
					-
E X P E N S E S					-
Marketing	305,048	-		-	305,048
General and administrative	277,456	164,148		-	441,604

TOTAL EXPENSES	582,504	164,148		-	(746,652)

LOSS FROM OPERATIONS	(582,504)	(23,665)			(606,169)

OTHER INCOME (EXPENSES)
Other income	-	1,078		-	1,078
Gain on sale of cafe	-	17,936		-	17,936
TOTAL OTHER INCOME	-	19,014		-	19,014

LOSS BEFORE INCOME TAXES	(582,504)	(4,651)			(587,155)

INCOME TAXES	-	-		-	-

NET LOSS	$(582,504)	$(4,651)	$		$(587,155)

NET LOSS PER SHARE	$(0.04)	$-		$-	$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	14,363,530	-		-	14,363,530

See accompanying notes to proforma consolidated financial statements.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of successful operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employees lack of significant experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our only source for green coffee beans, our historical losses may continue which negatively impacts our common stock, interruption to our only roasting plant may cause significant disruption to our roasting operations . Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB. Reader should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 2 Management's Discussion and Analysis or Plan of Operation

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2006, our revenue was $1,214,031 compared to zero revenue for the quarter ended March 31, 2005. This is an increase of $464,371 compared to revenue for the twelve months ended December 31, 2005 of $749,660. Our aggressive marketing and product awareness activities following the "Pride of PNG 2005" international coffee cupping competition is translating into increased revenue both for our green beans and roasted coffees. This growth in revenue is anticipated to continue throughout the 2006 and beyond 2006 fiscal period. We have repeat sales to our customers which bodes well for our future growth in revenue. We had $2,042,016 in current assets and $45,371 in current liabilities; an indication of our effective purchasing and selling of coffees. Our strategic partner, PNG Coffee Growers Federation Ltd has commenced to airlift the parchment coffees from remote areas. This will streamline the flow of coffee from co-operatives and greatly increase the volume of saleable coffee. Our gross profit for the three months to March 31, 2006 was approximately 34% compared to 29% for the year ended December 31, 2005. We expect further improvements in our gross margins by improving the green bean shipment schedules, cargo shipping routes and minimising the transportation and handling costs. In addition, selling our green beans at premium prices and the anticipated higher New York "C" contract prices during the 2006 may contribute to higher gross margins and increase revenues. At March 31, 2006, we had $144,277 of green bean coffee in our inventory. During the quarter ended March 31, 2006, we continued to evaluate other regional coffee roasting companies as potential acquisition targets. Coffee Pacifica intends to acquire at least two other regional coffee roasting companies to become a significant "Tree to Cup" vertically integrated coffee company. We are also in discussions with and in the process of evaluating other green bean supply sources to expand the breath of green bean coffees we can offer to our existing customers.

For the quarter ended March 31, 2006, we generated revenue of $1,214,031 and incurred a net loss of $2,927,215 consisting of following expenses; marketing $700,000, travel $30,380, professional fees $85,977, advertising and promotion $64,898, consulting $1,783,833, and general and administrative expenses $673,105. Our liabilities totalled $45,371 comprised of trade payables. We do not have any long-term debts or obligations. Our accumulated losses as of March 31, 2006 were $7,286,383. As of March 31, 2006, Coffee Pacifica had $365,702 in cash which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital. For the quarter ended March 31, 2005, we generated zero revenue and incurred a net loss of $582,504 consisting of following expenses; marketing $305,048, travel $12,559, professional fees $16,643, advertising and promotion $16,881, consulting $180,000, and general and administrative expenses $51,373.

On March 1, 2006, our shares of common stock commenced trading on a post-split basis following the completion of the five (5) for four (4) split of our common stock in form of a stock dividend.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $7,286,383 as of March 31, 2006. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Coffee Pacifica Common Stock

A majority of our common stock is owned by management, and that may reduce your ability to influence our activities. As of March 31, 2006, directors and officers collectively owned approximately 26% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.51 and $2.79 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 3 CONTROLS AND PROCEDURES

On March 31, 2006, Coffee Pacifica carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Coffee Pacifica's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Coffee Pacifica's disclosure controls and procedures were effective.

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

There were no significant changes in Coffee Pacifica's internal controls or in other factors that could significantly affect these controls from December 31, 2005 to March 31, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are party to two lawsuits. We are unaware of any other litigation pending or threatened by or against Coffee Pacifica.

Coffee Pacifica, Inc. filed a lawsuit on May 19, 2005 against its former director, Brooks Farrell, requesting that Brooks Farrell return 2,637,006 of Restricted Rule 144 shares of common stock issued to him. This action stems from a lack of performance under an agreement between Brooks Farrell and the Company, and the issuance of stock as a prepayment for services to be rendered under the said contract. This action is being prosecuted in the First Judicial District Court of the State of Nevada in Carson City, Nevada. On July 26, 2005, Brooks Farrell filed his defence and a counter claim against Coffee Pacifica and its directors; Shailen Singh, Jon Yogiyo, Benard Goma and Jikien McKenzie seeking damages and removal of Rule 144 legend from the share certificates to allow Brooks Farrell to sell the 2,637,006 shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Securities

In July 2005, we filed a Registration Statement on Form S-8 and registered 6,250,000 common shares for issuance under the "2005 Employee Stock Incentive Plan for Employees and Consultants." For the three months ended March 31, 2006, we issued 2,850,000 shares of our common stock to our consultants and management for an aggregate consideration of $4,141,500, of which $3,607,500 was payment for services in lieu of cash. The fair value of these shares was estimated at $4,141,500. During the three months ended March 31, 2006, $2,807,500, the fair market value of services, was charged to expenses and $800,000 is prepayment compensation for marketing and legal services to be rendered.

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended March 31, 2006, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

On January 10, 2006, we entered into a consulting contract for the identification, evaluation, and arranging a strategic alliance for the supply of green bean coffee by the coffee farmer co-operatives and exporters in Guatemala. We paid for the consulting services by issuing 625,000 S-8 registered common stock.

No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
16	Letter on Change in Certifying Accountant	Included
31.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

(b) Reports on Form 8-K:

1. January 24, 2006, filed a Form 8-K to report the appointment of management of our subsidiary Uncommon Grounds Inc and contract for investor relations with Internet IR Services Inc.

2. January 30, 2006, filed a Form 8-K to report the stock split effective date of February 28 2006.

3. February 15, 2006, filed a Form 8-K to report entering into a contract with Shailen Singh.

4. March 1, 2006, filed a Form 8-K to report appointment of new auditors.

5. April 4, 2006, filed a Form 8K to report sale of Pride of PNG winning coffee at record price.

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	May 19, 2006