Form 10KSB/A
period 2005-12-31
COFFEE PACIFICA INC
filed 2006-06-01
CIK 1208833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] No  [X]Yes

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB []

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

State issuer's revenues for its most recent fiscal year: $ 749,660

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity based on the quotation on the OTCBB market as of March 28, 2006: $39,586,636.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2005, Coffee Pacifica Inc. had 21,141,901 shares of common stock issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and inproducts, the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employees lack of significant experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our only source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, we own only one roasting plant, interruption to our only roasting plant may cause significant disruption to our roasting operations . Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report on Form 10-KSB. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Employees

As of the date of report, Coffee Pacifica and the two subsidiaries have approximately twenty four employees.

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

The 2005 Employee Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Coffee Pacifica and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of the Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares which may be granted under the Plan shall be 6,250,000 shares in the aggregate of Common Stock of Coffee Pacifica Inc. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. During the year ended December 31, 2005 we issued 1,378,750 shares of our common stock under the 2005 Employee Stock Incentive Plan for Employees and Consultants.

During the years ended December 31, 2005 and 2004 we issued 2,658,825 and 1,091,175 shares of our common stock under the 2004 Employee Stock Incentive Plan for Employees and Consultants. The 2004 Employee Stock Incentive Plan for Employees and Consultants was to provide employees and consultants of Coffee Pacifica and its subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of the Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan was administered by the Board of Directors. The maximum number of shares issued under the Plan was 3,750,000 shares in the aggregate of common stock of Coffee Pacifica Inc. The initial and standard price per share of common stock issued was at the fair market value as the Board determined at the date of the issuance of the shares. The Board had the absolute final discretion to determine the issue price of the common stock under the Plan. In the absence of such specific determination, the share price was at the fair market value per share.

Recent Sales of Unregistered Securities

In September 2005, we issued 562,500 Restricted Rule 144 shares of common stock for a total cash payment of $450,000 to four (4) accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to only four investors who we believe are capable of evaluating the merits and risks of an investment in our common stock.

Recent Sales of Securities

In July 2005, we filed a Registration Statement on Form S-8 and registered 6,250,000 common shares for issuance under the "2005 Employee Stock Incentive Plan for Employees and Consultants." Since the Plan was adopted in July 2005, we issued 1,378,750 shares of our common stock to our consultants and management for an aggregate consideration of $1,686,400, of which $1,546,400 was payment for services in lieu of cash. The fair value of these shares was estimated at $1,686,400. During the year ended December 31, 2005, $1,466,400, the fair market value of services, was charged to expenses and $80,000 is considered a prepayment for legal services to be rendered.

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

In 2005, we hosted a booth at the 17th Annual Specialty Coffee Association of America Exhibition held in Seattle on April 15-18, 2005. This was a part of our marketing program to introduce our PNG green bean coffee to the speciality coffee market in United States and Canada. We also undertook an aggressive campaign with our major shareholder and a strategic partner PNG Coffee Growers Federation Ltd and increased the number of farmers in our distribution system from 30,000 to 100,000. The coffee farmers are organisedorganized into 144 individual independent coffee grower co-operatives in 11 of the 13 coffee growing provinces in Papua New Guinea. In March, we offered the balance of the unsold 1,123,285 common stock from our primary offering under our prospectus dated July 28, 2003. The offering was fully subscribed and total proceed of $898,628 was received. These funds were used to implement Coffee Pacifica's business plan as detailed in the prospectus dated July 28, 2003. In June, we appointed Mr. Austin E. Hills, a former Chairman of the Board of Directors of Hills Bros Coffee, Inc. as a special advisor to Coffee Pacifica. Mr. Hills advises the Chief Executive Officer on various aspects of the coffee business. In September 2005, we raised $450,000 from four (4) accredited investors by issuing 562,500 Restricted Rule 144 shares of common stock for a total proceed of $450,000. These funds were used for general working capital purposes and the acquisition of Uncommon Grounds Inc. In September 2005, together with PNGCGF, we funded, organisedorganized and hosted the "Pride of PNG 2005," an international coffee cupping competition conducted under the Specialty Coffee Association of America ("SCAA") coffee cupping protocols. Independent international jurors from US, Italy, Netherlands, Australia, and New Zealand cupped about 200 coffee samples and selected nine exemplary coffees as the winners. As of the date of this report, Coffee Pacifica has offered for sale by silent auction the nine winning coffee lots to the speciality coffee buyers in US and Europe. On October 10, 2005, Coffee Pacifica took first steps in becoming a vertically integrated "Tree to Cup" coffee company by acquiring Uncommon Grounds Inc., a specialty coffee roasting company based in Berkeley, California. Uncommon Grounds, Inc. has been in the coffee roasting and wholesale business since 1984. Coffee Pacifica acquired 100% of the issued and outstanding shares of Uncommon Grounds Inc for a cash payment of $430,000.

For the year ended December 31, 2005, we generated revenue of $749,660 from the sale of green bean coffee and incurred a net loss of $3,748,480 consisting of following expenses; marketing $1,341,448, travel $156,706, professional fees $127,807, outside service fees $9,771, advertising and promotion $248,106, consulting $1,022,679, telephone $14,275, bank charges $742, licenses and fees $7,160, website expenses $2,407 and general and administrative expenses $1,036,715. Our liabilities totalled $112,071 comprised of a loan from stockholder $11,266, trade payables $50,634 and Note payable $50,171. We do not have any long-term debts or obligations. Our accumulated losses as of December 31, 2005 were $4,359,168. As of December 31, 2005, Coffee Pacifica had $328,484 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $4,359,168 as of December 31, 2005. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

Deferred tax assets and liabilities

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company's ability to obtain the future tax benefits.

Property and equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years for equipment and 39 years for buildings.

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

Trademark

On October 10, 2005, the Company recognized a registered trademark of $72,691 which represents the value of approximately ten (10) percent of the Uncommon Grounds, Inc.'s expected annual sales. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Coffee Pacifica has performed an evaluation of its trademark on December 31, 2005, a test for impairment revealed that there was no impairment of the trademark.

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

As more fully described in Notes 5, 6 and 12, errors resulting in the understatement of previously reported net losses at December 31, 2005 were discovered by management subsequent to the issuance of the Company's December 31, 2005 and 2004 financial statements. These errors were due to the incorrect allocation of the purchase price of the business acquisition to the acquired assets, intangibles, and assumed liabilities, as well as the resultant amortization. Accordingly, an adjustment has been made to the accompanying financial statements as of December 31, 2005 to correct these errors.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 13, 2006, except for Notes 5, 6, 12, 16, and 17, which are dated May 26, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

COFFEE PACIFICA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (Restated)	December 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$180,862	$25,368
Deposits	147,622	25,000
Receivables	154,560	-
Inventory	237,931	-
Prepaid expenses	158,037	35,922

Total Current Assets	879,012	86,290

Property and equipment, net	339,270	-
Trademark, net	70,095	-

TOTAL ASSETS	$1,288,377	$86,290

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$50,634	$-
Note payable	50,171	-
Due to stockholders	11,266	1,000

Total Current Liabilities	112,071	1,000

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
21,141,901 shares and 11,668,541 shares respectively, issued and outstanding	16,913	9,334
Additional paid-in capital	5,518,561	686,644
Accumulated deficit	(4,359,168)	(610,688)

Total Stockholders' Equity	1,176,306	85,290

Total Liabilities and Stockholders' Equity	$1,288,377	$86,290

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ending December 31,2005 (Restated)	Year Ending December 31,2004

REVENUE
Sales	$749,660	$265,438
Cost of sales	529,523	238,437

Gross profit	220,137	27,001

EXPENSES
Advertising and promotion	248,106	18,511
Marketing	1,341,448	124,583
Travel	156,706	16,235
Professional fees	127,807	19,007
Outside service fees	9,771	3,942
Licenses and fees	7,160	155
Consulting	1,022,679	202,078
General and administrative expenses	1,036,715	75,924
Telephone	14,275	5,895
Interest & bank charges	742	357
Web site expenses	2,407	5,160
Total expenses	3,967,817	471,847

LOSS FROM OPERATIONS	(3,747,680)	(444,846)

LOSS BEFORE TAXES	(3,747,680)	(444,846)

INCOME TAX EXPENSE	(800)	-

NET LOSS	$(3,748,480)	$(444,846)

BASIC & DILUTED NET LOSS PER SHARE	$(0.20)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	18,639,830	10,278,959

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2003	9,280,990	$7,424	$169,200	$(165,842)	$10,782

Shares issued for cash at an average price
$0.30 per share	633,876	508	152,093	-	152,601
Shares issued for services at an average price
$0.27 per share	1,753,675	1,402	365,351	-	366,753
Net loss for year ended Dec. 31, 2004	-	-	-	(444,846)	(444,846)
Balance, December 31, 2004 (Restated)	11,668,541		9,334	686,644	(610,688)	85,290
Balance, December 31, 2004	11,668,541	9,334	686,644	(610,688)	85,290

Shares issued for cash at an average price
$0.94 per share	2,266,201	1,813	1,701,165	-	1,702,978
Shares issued for services at an average price
$0.55 per share	7,207,159	5,766	3,130,755	-	3,136,518
Net loss for year ended Dec. 31, 2005 (Restated)	-	-	-	(3,748,480)	(3,748,480)
Balance December 31, 2005 (Restated)	21,141,901	$16,913	$5,518,561	$(4,359,168)	$1,176,306

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending December 31,2005 (Restated)	Year Ending December 31,2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,748,480)	$(444,846)
Non-cash items not involving cash:
Common stock issued for services	3,136,518	366,753
Amortization	15,152	-
Changes in other assets and liabilities:
Deposits increase	(122,622)	(60,922)
Receivables increase	(99,331)	-
Prepaid expense increase	(104,282)	-
Inventory increase	(179,091)	-
Accounts payable increase (decrease)	(56,313)	(4,541)

NET CASH USED IN OPERATING ACTIVITIES	(1,158,448)	(143,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of UGI	30,698	-
Acquisition of UGI	(430,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(399,302)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,702,978	152,601
Proceeds form borrowings, related party	10,266	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,713,241	152,601

NET INCREASE (DECREASE) IN CASH	155,494	9,045

CASH AT BEGINNING OF PERIOD	25,368	16,323

CASH AT END OF PERIOD	$180,862	$25,368

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$3,136,518	$366,753

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2005 and 2004, the Company had accumulated deficits of $4,359,168 and $610,688, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2005 and 2004, the Company sustained net losses of $3,748,480 and $444,846. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

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

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123(R), only certain pro-forma disclosures of fair value were required. The adoption of this new accounting pronouncement has not had an immediate material impact on the Company's financial statements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 109"). This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. During the year ended December 31, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

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

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot always be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

Trademark

On October 10, 2005, the Company recognized a registered trademark of $72,691 which represents the value of approximately ten (10) percent of the Uncommon Grounds, Inc.'s expected annual sales. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Coffee Pacifica has performed an evaluation of its trademark on December 31, 2005, a test for impairment revealed that there was no impairment of the trademark. Therefore, no provision for impairment was recorded for the year ended December 31, 2005.

Principals of Consolidation

The consolidated financial statements include financial statements of Coffee Pacifica, Inc. and its wholly-owned subsidiaries Coffee Pacifica PNG Ltd. and Uncommon Grounds, Inc. All significant inter-company transactions are eliminated.

Property and Equipment

Property and equipment are recorded at cost. Depreciation for property and equipment is calculated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are generally amortized over the shorter of seven years or the term of the related leases. Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

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

NOTE 5 - TRADEMARK

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management's evaluation of the previous annual Uncommon Grounds Inc. sales data. Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately ten (10) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired. Coffee Pacifica did not incur any trademark impairment adjustment for the year ended December 31, 2005. It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur. The trademark amortization expenses for the year ended December 31, 2005 was $2,596.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:
	December 31, 2005	December 31, 2004
Machinery and equipment	$310,471	$-
Vehicles	22,800	-
Office equipment	18,555	-
Less accumulated amortization	(12,556)	-
	$339,270	$-

Depreciation expense was $12,556 and zero in each of the years ended December 31, 2005 and 2004.

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

NOTE 9 - CONTRACTS AND AGREEMENTS

On July 22, 2004, the Company entered into an agreement with the Company's attorney, to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company's common stock. Total legal fees charged to expenses for the period ended December 31, 2005 under this agreement was $35,922.

In April 2005, the Company entered into another agreement with the Company's attorney, to provide legal services to the Company valued at $140,000 in exchange for 87,500 shares of the Company's common stock. The total fees and retainer cash deposits under this agreement were $115,368 though December 31, 2005. The balance of $24,632 is considered a prepayment for future legal services.

On September 2005, the Company entered into another agreement with the Company's attorney, to provide legal services to the Company valued at $80,000 in exchange for 50,000 shares of the Company's common stock. The total fees and retainer cash deposits under this agreement was nil to December 31, 2005. The balance of $80,000 is considered a prepayment for future legal services.

On March 15, 2005, the Company entered into an agreement with an investor relations consulting firm, Capital Group Communications, Inc., to provide investor relations and promotion services for a period of twelve months. The services were valued at $100,000 in exchange for 1,250,000 restricted shares of the Company's common stock. Total investor relations fees charged to expenses through December 31, 2005 were $83,333.

Rental Agreement

During January 2005, the Company entered into a rental agreement with Green Valley Executive Suites for office space, one year, month-to-month lease commencing on January 5, 2005 with annual payment of $2,400.

PNG Coffee Growers Federation Ltd.

On March 15, 2005, the Company entered into an agreement with PNG Coffee Growers Federation Ltd. to provide coffee quality related consulting services in Papua, New Guinea. The services were valued at $200,000 in exchange for 2,500,000 restricted shares of the Company's common stock. Consulting fees charged to expenses to December 31, 2005 were $166,667.

Employment Contracts

In January of 2006, the Company entered into an agreement with one of its officers whereby the Company agreed to pay monthly management fees of $8,500 per month. In further consideration of other services to be rendered, at the date of this agreement, the Company issued 250,000 S-8 registered free trading common stock. On July 1, 2006, the Company is obligated to issue an additional 375,000 shares of S-8 registered free trading common stock.

In July 2005, the Company entered into an agreement with one of its officers whereby the Company agreed to pay monthly management fees of $6,250 per month and issued 25,000 of S-8 registered free trading common stock.

In October of 2005, the Company entered into agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company agrees to pay annual salaries of $60,000 and $80,000 on a biweekly basis in return for services to Uncommon Grounds, Inc.

NOTE 10 - COMMON STOCK

During 2004, the Company issued 633,876 shares of common stock at an average price of $0.30 per share for cash of $152,601.

In July 2004, the Company issued 1,250,000 of its common stock in exchange of services contracts valued at $250,000.

During the months of August and November of 2004, the Company issued 258,088 and 245,588 shares, respectively, of common stock for payments of $57,812 and $58,941 for marketing services rendered.

During 2005, the Company issued 2,266,201 shares of common stock at an average price of $0.94 per share for cash of $1,702,978.

In January 2005, the Company issued 1,129,659 shares of common stock for payment of $121,118 for marketing services and $150,000 for consulting services rendered. In February 2005, the Company issued 62,500 shares of common stock for payment of $30,000 of consulting services rendered.

In March 2005, the Company issued 4,207,500 shares of common stock for payment of $183,000 for marketing services, $200,000 for investor relation services and $100,000 for coffee quality related services. As of December 31, 2005, $433,000 value of services was rendered and $50,000 is considered a prepayment for services to be rendered in 2006.

In April 2005, the Company issued 462,500 shares of common stock for payment of $450,000 for marketing services and $140,000 for legal services. As of December 31, 2005, 2005, $565,368 value of services was rendered and $24,632 is a prepayment for legal services to be rendered in 2006.

In May 2005, the Company issued 168,750 shares of common stock for payment of $216,000 of consulting services rendered.

In September 2005, the Company issued 1,116,250 shares of common stock for management fees of $400,000, consulting expenses of $440,000, marketing expenses of $530,400 and legal services $80,000. As of December 31, 2005, $1,370,400 of services was rendered and $80,000 is considered a prepayment for legal services to be rendered in 2006.

In November 2005, the Company issued 60,000 shares of common stock for payment of $96,000 for services rendered for management fees $40,000 and marketing $56,000.

NOTE 11 - STOCK INCENTIVE PLAN

In August 2004, the Company's board of directors approved the Company's 2004 Stock Incentive Plan (hereinafter "the Plan"), which allowed the Company to issue up to 3,750,000 shares of the Company's common stock to officers, directors, employees and consultants. All 3,750,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. During the years ended December 31, 2005 and 2004 the Company issued 2,658,825 and 1,091,175, respectively, shares under this Plan.

In July 2005, the Company's board of directors approved the Company's 2005 Stock Incentive Plan (hereinafter "the Plan"), which allowed the Company to issue up 6,250,000 shares of the Company's common stock to officers, directors, employees and consultants. All 6,250,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. During 2005, the Company issued 1,378,750 shares under that plan and 4,871,250 remain for future issuances.

NOTE 12 - ACQUISITION OF UNCOMMON GROUNDS, INC.

Coffee Pacifica acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. for $430,000 in cash and assumed $126,776 in current liabilities on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers. The acquisition of Uncommon Grounds Inc. helps to create a vertically integrated "Tree to Cup" coffee company. While the farmers in Papua New Guinea produce the coffee Uncommon Grounds Inc does the roasting and retailing of the coffee. The synergistic value from the acquisition provides with revenue enhancement by expanding the product line and diversification and entrance into a new revenue stream in roasted coffees compared to green beans only. Additionally, it provides Coffee Pacifica an established entry into the San Francisco area roasted coffee market. The acquisition has also provided Coffee Pacifica with several well trained coffee professionals. The acquisition of Uncommon Grounds, Inc. was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management's evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, Uncommon Grounds, Inc. became a wholly owned subsidiary of Coffee Pacifica, Inc. The results of Uncommon Grounds, Inc. operations, commencing with the date of acquisition, October 10, 2005, are included in the accompanying December 31, 2005 financial statements.

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

The table below presents information about the Company's reportable segments after inter-company eliminations:

December 31,
2005
Revenues:
Green beans	$448,330
Roasted beans	261,330
Total Revenues	$749,660

Income (loss) before income taxes:
Green beans	$(3,723,867)
Roasted beans	(23,813)
Income (loss) before income taxes	$(3,747,680)
Identifiable assets:
Green beans	$1,225,009
Roasted beans	63,368
Total Identifiable Assets	$1,288,377

Depreciation and amortization:
Uncommon Grounds	$15,152
Total Depreciation and Amortization	$15,152

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on both actual and expected future operating income.

NOTE 15 - SUBSEQUENT EVENTS

In January 2006, the Company's board of directors authorized a five (5) for four (4) split of its $0.001 par value common stock in form of a stock dividend. The stock split will be effective February 28, 2006 and stock will begin to trade post-split basis on March 1, 2006. The stock split approval was granted at the shareholders meeting held on May 25, 2005. In accordance with SAB Topic 4:C the effect of the stock split has been retroactively restated.

NOTE 16 - ACCOUNTING CHANGES IN CONNECTION WITH ACQUISITION OF UNCOMMON GROUNDS, INC.

Following the acquisition of Uncommon Grounds, Inc. ("Uncommon Grounds"), the Company has changed certain of its accounting policies as described below. These changes are reflected in the financial statements for the year ending December 31, 2005. The Company re-measured the cost of the business acquired by allocating the purchase price of $556,716 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141 "Accounting for Business Combinations." The previously allocated purchase price to goodwill for $408,512 has been reassessed by management and are now allocated to property and equipment and trademark.

These corrections and restatements had increased the reported net loss at December 31, 2005 from $3,733,328 to $3,748,480 and no effect at December 31, 2004, respectively and decreased the reported net loss per share from $0.25 to $0.20and $0.06 and $0.04 at December 31, 2005 and 2004, respectively.

NOTE 17 - PROFORMA FINANCIAL STATEMENTS

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

The accompanying proforma unaudited financial statements contain adjustments to characterize the transactions of Uncommon Grounds, Inc. as those of Coffee Pacifica, Inc. for the periods presented. The proforma statements of operations are presented for the ninetwelve months ended September 30, 2005December 31, 2005 and 2004 for both Coffee Pacifica and Uncommon Grounds. The adjustments to the September 2005 December 2005 and 2004 proforma income statements are as follows:

a. This adjustment is to eliminate inter-company purchases of inventory for $3,175.

b. This adjustment is to eliminate inter-company sales and relates cost of goods sold for $11,463.

COFFEE PACIFICA, INC

PROFORMA FINANCIAL STATEMENTS

The following proforma unaudited financial statements reflect the combination of Coffee Pacifica, Inc. ("Coffee Pacifica") with Uncommon Grounds, Inc. ("Uncommon Grounds") for the periods presented. The Uncommon Grounds proforma statements of operations are presented for the twelve months ended December 31, 2005 and December 31, 2004. The Coffee Pacifica proforma statements of operations are presented for the twelve months ended December 31, 2005 and December 31, 2004. The proforma financial statements reflect the result of the satisfaction of the purchase agreement between Coffee Pacifica and the shareholders of Uncommon Grounds.

The proforma financial statements have been prepared utilizing the historical financial statements of Coffee Pacifica and Uncommon Grounds. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Coffee Pacifica and Uncommon Grounds.

The proforma financial statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements. All inter-company accounts and transactions have been eliminated. Both Company'sCompanies' have a December 31 year end.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	COFFEE	UNCOMMON		PROFORMA
	PACIFICA,	GROUNDS,		COMBINED
	INC.	INC.		TOTAL

	Twelve Months Ended
	December 31,	December 31,		December 31,
	2005	2005	Eliminations	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$498,758	$932,494	$(11,463)	$1,419,789
				-
COST OF GOODS SOLD	(420,613)	(410,654)	8,288	(831,267)
				-
GROSS PROFIT	78,145	521,840	(3,175)	588,522
				-
E X P E N S E S				-
Advertising and promotion	242,292	2,873	-	245,165
Marketing	1,341,448	-	-	1,341,448
Travel	156,706	2,679	-	159,385
Professional fees	122,726	21,299	-	144,025
Outside services fees	9,771	-	-	9,771
Licensing and fees	7,160	8,516	-	15,676
Consulting	1,022,679	-	-	1,022,679
General and administrative	875,821	639,426	-	1,515,247

TOTAL EXPENSES	3,778,603	674,793	-	4,453,396

LOSS FROM OPERATIONS	(3,700,458)	(152,952)	(3,175)	(3,864,873)

OTHER INCOME (EXPENSES)
Other income	-	35,212	-	35,212
Interest expense	-	(997)	-	(997)
TOTAL OTHER EXPENSE	-	34,215	-	34,215

LOSS BEFORE INCOME TAXES	(3,700,458)	(82,795)	(3,175)	(3,830,659)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,700,458)	$(82,795)	$(3,175)	$(3,830,659)

NET LOSS PER SHARE	$(0.20)	$-	$-	$(0.21)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	18,639,830	-	-	18,639,830

See accompanying notes to proforma consolidated financial statements.

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	COFFEE	UNCOMMON		PROFORMA
	PACIFICA,	GROUNDS,		COMBINED
	INC.	INC.		TOTAL

	Twelve Months Ended
	December 31,	December 31,		December 31,
	2004	2004	Eliminations	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$265,428	$970,073	$-	$1,231,569
				-
COST OF GOODS SOLD	(238,437)	(384,391)	-	(824,906)
				-
GROSS PROFIT	27,001	585,682		406,663
				-
E X P E N S E S				-
Advertising and promotion	18,511	2,768	-	21,279
Marketing	124,583	-	-	124,583
Travel	16,235	1,955	-	18,190
Professional fees	19,007	2,064	-	21,071
Outside services fees	3,942	-	-	3,942
Licensing and fees	155	-	-	155
Consulting	202,078	-	-	202,078
General and administrative	87,336	643,240	-	730,576

TOTAL EXPENSES	471,847	650,026	-	1,121,873

LOSS FROM OPERATIONS	(444,846)	(64,344)		(509,190)

OTHER INCOME (EXPENSES)
Other income	-	34,386	-	34,386
Interest expense	-	-	-	-
TOTAL OTHER EXPENSE	-	34,215	-	34,386

LOSS BEFORE INCOME TAXES	(444,846)	(29,958)	-	(474,804)

INCOME TAXES	-	-	-	-

NET LOSS	$(444,846)	$(29,958)	$-	$(474,804)

NET LOSS PER SHARE	$(0.04)	$-	$-	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,278,959	-	-	10,278,959

See accompanying notes to proforma consolidated financial statements.

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

Accordingly, the report of Moore Stephens Ellis Foster Ltd financial statements of Coffee Pacifica, Inc. for the fiscal year ended December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting principles except that the report was modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that the Company would continue as a going concern. There was no modification to the former auditor's report except for the going concern modification.

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

ITEM 8A Controls and Procedures

On December 31, 2005, Coffee Pacifica carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15 (e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Coffee Pacifica's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Coffee Pacifica's disclosure controls and procedures were effective.

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

There were no significant changes in Coffee Pacifica's internal controls or in other factors that could significantly affect these controls from September 30, 2005 to December 31, 2005. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Bernard Goma, Director

Mr. Goma is a trained and qualified Co-Operative Society Officer. His expertise is in legal and operational aspects of co-operatives in PNG. He started work as a co-operative officer after graduating from the Co-operative College in PNG. In 1984, he was appointed a Co-Operative Officer with Simbu Provincial Government and was later appointed Managing Director of Simbu Holdings; a subsidiary company of Simbu Provincial Government.

Since 1994, Mr. Goma has been working for the Coffee Industry Corporation of PNG as a Trainer and Coffee Credit Officer responsible for the coffee growers Freight Subsidy and Surety Program. Other business actives has included the formation and establishment of Coffee Growers Co-Operatives throughout PNG, and the establishment of the PNG Coffee Growers Federation Ltd.

Jikian McKenzie, Director

Mr. McKenzie graduated from Vudal Agricultural College in PNG with Diploma in Tropical Agriculture in 1973. He was an Agriculture Extension and Marketing Officer from 1974 to 1977 with the Department of Agriculture and Livestock. From 1978 to 1991, he was a lecturer and the Principal of Agricultural College in PNG. From 1991 to 2003, he was Training and Development Manager with the Coffee Industry Corporation responsible for the training of coffee farmers to enhance and improve the quality of coffee produced by co-operatives in Papua New Guinea. Since 2003, Mr. McKenzie has been a director of PNG Coffee Growers Federation Ltd.

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

ITEM 10 Executive Compensation

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2005 and 2004. For the year ended December 31, 2005, Shailen Singh and Terry Klassen were paid monthly management of $8,500 and $6,250 respectively. Shailen Singh was issued 250,000 common and Terry Klassen was issued 25,000 common of Coffee Pacifica for management services. The common shares were issued pursuant to 2005 Directors and Employees Stock Incentive Plan. Our officers, directors and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Shailen Singh President, CEO, CFO and Secretary	2005 2004	0 0	0 0	$110,500 0	0 0	0 0	0 0	$400,000 0
Terry Klassen, COO	2005 2004	0 0	0 0	$31,650 0	0 0	0 0	0 0	$40,000 0
Jon Yogiyo Director	2005 2004		0 0	$37,000 $9,324	0 0	0 0	0 0	0 0
Bernard Goma Director	2005 2004	0 0	0 0	$20,000 $23,330	0 0	0 0	0 0	0 0

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

Employment Agreements

As of December 31, 2005, we did not have any employment agreement or compensation arrangement with Shailen Singh. However, for acting as the Chief Executive Officer, the Board of Directors approved and paid a monthly management fee of $8,500 and issued 250,000 S-8 registered common stock pursuant to 2005 Directors and Employees Stock Incentive Plan. Terry Klassen has a management services contract, effective June 1, 2005, with Coffee Pacifica to act as the Chief Operating Officer for a monthly fees $6,250 and issuance of 25,000 S-8 registered common stock pursuant to 2005 Directors and Employees Stock Incentive Plan, All our other directors do not have any compensation agreement.

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

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage (%)
Common Shares	Shailen Singh, President, CEO &Director (1),(2)	2,875,000	13.65%
Common Shares	Jon Yogiyo, Director (1)	2,625,000	12.42%
Common Shares	Terry Klassen, COO	25,000	0.01
	Officers and Directors as a Group	5,525,000	26.13%
Common Shares	Brooks Farrell (3)	2,637,006	12.5%
Common Shares	CEDE & Co (4)	6,038,558	28.56%
Issued and Outstanding December 31, 2005		21,141,901

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

Securities authorized for issuance under equity compensation plans

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

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	May 26, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Chief Executive Officer, Secretary, Chief Financial Officer and Controller	May 26, 2006