Form 10QSB
period 2006-06-30
COFFEE PACIFICA INC
filed 2006-08-21
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

There were 23,991,901 shares outstanding of common stock of the registrant at June 30, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

PART I. FINANACIAL INFORMATION

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

June 30, 2006

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

(Unaudited) Proforma Financial Statements

COFFEE PACIFICA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$255,214	$180,862
Deposits	537,078	147,622
Receivables	142,922	154,560
Inventory	69,776	237,931
Prepaid expenses	34,550	158,037

Total Current Assets	1,039,540	879,012

Property and equipment, net	314,652	339,270
Trademark, net	64,904	70,095

TOTAL ASSETS	$1,419,096	$1,288,377

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$45,505	$50,634
Note payable	-	50,171
Due to stockholders	-	11,266

Total Current Liabilities	45,505	112,071

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
23,991,901 shares and 21,141,901 shares respectively, issued and outstanding	19,193	16,913
Additional paid-in capital	9,657,781	5,518,561
Accumulated deficit	(8,303,383)	(4,359,168)

Total Stockholders' Equity	1,373,591	1,176,306

Total Liabilities and Stockholders' Equity	$1,419,096	$1,288,377

The accompanying condensed notes are an integral part of these consolidated financial statements

.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Sales	$524,878	$-	$1,738,909	$-
Cost of Sales	322,312	-	1,125,366	-

GROSS PROFIT	202,566	-	613,543	-

EXPENSES
Marketing	700,000	450,000	1,400,000	755,048
General and administrative	519,566	569,642	3,157,758	847,098
TOTAL EXPENSES	1,219,566	1,019,642	4,557,758	1,602,146

LOSS FROM OPERATIONS	(1,017,000)	(1,019,642)	(3,944,215)	(1,602,146)

INCOME TAX EXPENSE

LOSS BEFORE INCOME TAXES	(1,017,000)	(1,019,642)	(3,944,215)	(1,602,146)

NET LOSS	$(1,017,000)	$(1,019,642)	$(3,944,215)	$(1,602,146)

BASIC & DILUTED NET LOSS PER COMMON SHARE	$23,607,607	$15,162,366	$23,607,607	$15,162,366

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC &
DILUTED	$(0.04)	$(0.07)	$(0.17)	$(0.11)

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2004	11,668,541	9,334	686,644	(610,688)	85,290

Shares issued for cash at an average price
$0.94 per share	2,266,201	1,813	1,701,165	-	1,702,978
Shares issued for services at an average price
$0.55 per share	7,207,159	5,766	3,130,755	-	3,136,518
Net loss for year ended Dec. 31, 2005	-	-	-	(3,748,480)	(3,748,480)
Balance December 31, 2005 (Audited)	21,141,901	$16,913	$5,518,561	$(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.34 per share	400,000	320	533,680	-	534,000
Shares issued for services at an average price
$1.47 per share	2,450,000	1,960	3,605,540	-	3,607,500

Net loss for period ended June 30, 2006	-	-	-	(3,944,215)	(3,944,215)
Balance June 30, 2006 (Unaudited)	23,991,901	$19,193	$9,657,781	$(8,303,383)	$1,373,591

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006	Six Months Ended June 30, ,2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,944,215)	$(1,602,146)
Non-cash items not involving cash:
Common stock issued for services	3,607,500	1,343,466
Amortization	33,761
Changes in other assets and liabilities:
Deposits increase	(389,456)	(335,000)
Receivables decrease	11,638	-
Prepaid expense decrease	123,487	-
Inventory decrease	168,155	-
Accounts payable increase (decrease)	(5,129)	-

NET CASH USED IN OPERATING ACTIVITIES	(394,259)	(593,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,952)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,952)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	534,000	1,008,978
Proceeds from shareholders	-	30,127
Payments on note payable	(50,171)	-
Payments to shareholders	(11,266)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	472,563	1,039,105

NET INCREASE (DECREASE) IN CASH	74,352	445,425

CASH AT BEGINNING OF PERIOD	180,862	25,368

CASH AT END OF PERIOD	$255,214	$470,793

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC. COFFEE PACIFICA, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Accounting Pronouncement-Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the six months ended June 30, 2006 and 2005, the Company incurred $140,519 and $102,963 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2006 and December 31 2005, cash and cash equivalents consist of cash only.

Concentration of Credit Risk

The Company maintains the majority of its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at June 30, 2006 and December 31, 2005, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2006 and 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

The Company's financial instruments consist of cash, deposits, accounts receivables, accounts payable and prepaid expenses. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2006. The allowance is based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at June 30, 2006, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

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

NOTE 3- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At June 30, 2006 and December 31, 2005, the Company had accumulated deficits of $8,303,383 and $4,359,168, respectively, in addition to limited cash and unprofitable operations. For the period ended June 30, 2006 and year ended December 31, 2005, the Company sustained net losses of $3,944,215 and $3,748,480. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - INVENTORY

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Green beans	$42,780	$205,415
Roasted coffee	1,094	1,152
Allied products	25,902	31,364
Total	$69,776	$237,931

NOTE 5 - TRADEMARK

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management's evaluation of the previous annual Uncommon Grounds Inc. sales data. Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately ten (10) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired. Coffee Pacifica did not incur any trademark impairment adjustment for the year ended December 31, 2005. It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur. The trademark amortization expenses for the period ended June 30, 2006 was $5,192.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	June 30, 2006	December 31, 2005
Machinery and equipment	$314,423	$310,471
Vehicles	22,800	22,800
Leasehold improvements	18,555	18,555
Less accumulated amortization	(41,126)	(12,556)
	$314,652	$339,270

Amortization expense was $ 28,570 and $12,556 in each of the periods ended June 30, 2006 and December 31, 2005, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - COMMON STOCK

In January 2006, the Company issued 2,012,500 shares of common stock for payment of $1,707,500 for consulting, $700,000 for marketing services, $400,000 for management fees, $100,000 for legal fees and 400,000 shares for cash of $534,000. As of June 30, 2006, $34,550 is considered a prepayment for legal services to be rendered in 2006. In February 2006, the Company issued 437,500 shares of common stock for marketing services valued at $700,000.

NOTE 9 - ACQUISITION OF UNCOMMON GROUNDS, INC.

Coffee Pacifica acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. for $430,000 in cash and assumed $126,776 in current liabilities on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers. The acquisition of Uncommon Grounds Inc. helps to create a vertically integrated "Tree to Cup" coffee company. While the farmers in Papua New Guinea produce the coffee Uncommon Grounds Inc does the roasting and retailing of the coffee. The synergistic value from the acquisition provides with revenue enhancement by expanding the product line and diversification via entrance into a new revenue stream in roasted coffees compared to green beans only. Additionally, it provides Coffee Pacifica an established entry into the San Francisco area roasted coffee market. The acquisition has also provided Coffee Pacifica with several well trained coffee professionals. The acquisition of Uncommon Grounds, Inc. was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management's evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, Uncommon Grounds, Inc. became a wholly owned subsidiary of Coffee Pacifica, Inc. The results of Uncommon Grounds, Inc. operations, commencing with the date of acquisition, October 10, 2005, are included in the accompanying June 30, 2006 financial statements.

The purchase price was allocated as follows:
Accounts receivable	$55,829
Inventory	58,850
Deposits/Prepaids	17,833
Equipment	351,573
Trademark	72,691
$556,776

NOTE 10 - INCOME TAXES

At June 30, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $2,822,000 and $1,462,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at June 30, 2006 and December 31, 2005.

The significant components of the deferred tax assets at June 30, 2006 and December 31, 2005 were as follows:
	June 30 , 2006	December 31, 2005
Net operating loss carryforward	$8,300,000	$4,300,000

Deferred tax asset	$2,822,000	$1,462,000
Deferred tax asset valuation allowance	$(2,822,000)	$(1,462,000)

At June 30, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $8,300,000 and $4,300,000, respectively, which expire in the years 2021 through 2026. The change in the allowance account from December 31, 2005 to June 30, 2006 was $1,360,000.

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

Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 and, accordingly, a full valuation allowance has been recorded for this amount. The company has net operating loss carryforwards available to offset future Federal taxable and California state taxable income of approximately $141,000 and $144,000, which expire from years 2023 through 2025. These amounts represents the pre-merger section 1231 net operating loss carryforwards incurred by Coffee Pacifica.

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

NOTE 11 - SUBSEQUENT EVENT

Pursuant to a January 2006 management agreement, the Company is required to issue to our President, Shailen Singh, 300,000 S8 registered shares of common stock in July 2006. Effective July 1 2006, the Company executed a management agreement with Terry Klassen to act as the Chief Executive Officer. Under the agreement, the Company will pay monthly management fee of eight thousand dollars ($8,000) and four hundred thousand (400,000) restricted common shares and two hundred thousand (200,000) S8 registered common shares of the Company. In July, Company also entered into an employment agreement with Rhonda Penner-Dunlop to act the Chief Financial Officer. Under the agreement the Company will pay annualized base salary of Eighty Thousand Dollars ($80,000.00) and a contract execution bonus in the form of twenty thousand (20,000) S8 registered common shares of the Company.

NOTE 12 - PROFORMA FINANCIAL STATEMENTS

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

The accompanying proforma unaudited financial statements contain adjustments to characterize the transactions of Uncommon Grounds, Inc. as those of Coffee Pacifica, Inc. for the periods presented. The proforma statements of operations are presented for the six months ended June 30, 2005 for both Coffee Pacifica and Uncommon Grounds. There were no adjustments to the June 30, 2005 proforma income statements.

COFFEE PACIFICA, INC

PROFORMA FINANCIAL STATEMENTS

The following proforma unaudited financial statements reflect the combination of Coffee Pacifica, Inc. ("Coffee Pacifica") with Uncommon Grounds, Inc. ("Uncommon Grounds") for the periods presented. The Uncommon Grounds proforma statements of operations are presented for the six months ended June 30, 2005. The Coffee Pacifica proforma statements of operations are presented for the six months ended June 30, 2005. The proforma financial statements reflect the result of the satisfaction of the purchase agreement between Coffee Pacifica and the shareholders of Uncommon Grounds.

The proforma financial statements have been prepared utilizing the historical financial statements of Coffee Pacifica and Uncommon Grounds. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Coffee Pacifica and Uncommon Grounds.

The proforma financial statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements. All inter-company accounts and transactions have been eliminated. Both Companys have a December 31 year end.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	COFFEE	UNCOMMON			PROFORMA
	PACIFICA,	GROUNDS,			COMBINED
	INC.	INC.			TOTAL

	Six Months Ended
	June 30,	June 30,			June 30,
	2005	2005		Eliminations	2005
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES	$-	$477,342	$		$477,342
					-
COST OF GOODS SOLD	-	(199,982)			(199,982)
					-
GROSS PROFIT	-	277,360			277,360
					-
E X P E N S E S					-
Marketing	755,048	-		-	755,048
General and administrative	847,098	331,515		-	1,178,613

TOTAL EXPENSES	1,602,146	331,515		-	(1,933,661)

LOSS FROM OPERATIONS	(1,602,146)	(54,155)			(1,656,301)

OTHER INCOME (EXPENSES)
Other income	-	1,617		-	1,617
Gain on sale of cafe	-	17,936		-	17,936
TOTAL OTHER INCOME	-	19,553		-	19,553

LOSS BEFORE INCOME TAXES	(1,602,146)	(34,602)			(1,636,748)

INCOME TAXES	-	-		-	-

NET LOSS	$(1,602,146)	$(34,602)	$		$(1,636,748)

NET LOSS PER SHARE	$(0.11)	$-		$-	$(0.11)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,162,366	-		-	15,162,366

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

ITEM 2 Management's Discussion and Analysis or Plan of Operation

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2006, our revenue was $1,738,909 compared to zero revenue for the six months ended June 30, 2005. This is an increase of $989,249 compared to revenue for the twelve months ended December 31, 2005 of $749,660. We have continued our aggressive marketing and product awareness activities following the "Pride of PNG 2005" international coffee cupping competition which includes participating in the 2006 Tea & Coffee World Cup Exhibition & Symposium in Shanghai, China, September 26-28, 2006. Coffee Pacifica and its farmer-shareholders will be at booth 423 to showcase their premium quality Papua New Guinea green and roasted coffee beans. We expect such promotional activities to translate into increased revenue both for our green beans and roasted coffees. As our strategic partner PNG Coffee Growers Federation Ltd. has commenced to ship the 2006 new crop we will see continued growth in revenue throughout the 2006 and beyond. Our repeat sales to our customers bode well for our future growth in revenue. Our gross profit for the six months to June 30, 2006 was approximately 35% compared to 29% for the year ended December 31, 2005. We expect further improvements in our gross margins by improving the green bean shipment schedules, cargo shipping routes and minimising transportation and handling costs. We carried out several quality improvement programs for farmers during the past six months resulting in improvement in green bean quality. This will assist the Company in seeking premium prices for our green beans. In addition, selling our green beans at premium prices and the anticipated higher New York "C" contract prices during the 2006 may contribute to higher gross margins and increase revenues. During the quarter ended June 30, 2006, we continued to evaluate several regional coffee roasting companies as potential acquisition targets. Coffee Pacifica anticipates acquiring at least two other regional coffee roasting companies to become a significant "Tree to Cup" vertically integrated coffee company. Consequently, we announced in a press release on July 27, 2006 that we entered into a Letter of Intent with a coffee roasting company based in Denver, Colorado. We are also in discussions with and in the process of evaluating other green bean supply sources to expand the breath of green bean coffees we can offer to our existing customers.

For the six months ended June 30, 2006, we generated revenue of $1,738,909 and incurred a net loss of $3,944,215 consisting of following expenses; marketing $1,400,000, travel $70,462, professional fees $204,345, advertising and promotion $140,519, consulting $1,817,293, and general and administrative expenses $925,139. Our liabilities totalled $45,505 comprised of trade payables. We do not have any long-term debts or obligations. Our accumulated losses as of June 30, 2006 were $8,303,383. As of June 30, 2006, Coffee Pacifica had $255,214 in cash which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital. For the six months ended June 30, 2005, we generated zero revenue from the sale of green bean coffee and incurred a net loss of $1,602,146 consisting of following expenses; marketing $755,048, travel $66,358, professional fees $59,704, advertising and promotion $102,963, consulting $409,000, and general and administrative expenses $209,073.

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

We have only one coffee roasting facility. A significant interruption in the operation of this facility due to natural disaster or other causes could significantly impair our ability to operate our coffee roasting business on a day-to-day basis.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $8,303,383 as of June 30, 2006. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Coffee Pacifica Common Stock

A majority of our common stock is owned by management, and that may reduce your ability to influence our activities. As of June 30, 2006, directors and officers collectively owned approximately 26% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3 CONTROLS AND PROCEDURES

On June 30, 2006, Coffee Pacifica carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Coffee Pacifica's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Coffee Pacifica's disclosure controls and procedures were effective.

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

There were no significant changes in Coffee Pacifica's internal controls or in other factors that could significantly affect these controls from March 31, 2006 to June 30, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are party to two lawsuits. We are unaware of any other litigation pending or threatened by or against Coffee Pacifica.

Coffee Pacifica, Inc. filed a lawsuit on May 19, 2005 against its former director, Brooks Farrell, requesting that Brooks Farrell return 2,637,006 (post split) of restricted shares of common stock issued to him. This action stems from a lack of performance under an agreement between Brooks Farrell and the Company, and the issuance of stock as a prepayment for services to be rendered under the said contract. This action is being prosecuted in the First Judicial District Court of the State of Nevada in Carson City, Nevada. On July 26, 2005, Brooks Farrell filed his defence and a counter claim against Coffee Pacifica and its directors; Shailen Singh, Jon Yogiyo, Benard Goma and Jikien McKenzie seeking damages and removal of a restrictive legend from the share certificates to allow Brooks Farrell to sell the 2,637,006 restricted shares. All directors except Shailen Singh have been dismissed from the case. A trial date is schedule for January 29, 2007.

A lawsuit was filed in January 2006 against Coffee Pacifica, Inc. by another former director, Brian Inouye, seeking compensation. This action is being prosecuted in Clark County, Las Vegas, Nevada. Coffee Pacifica considers the lawsuit frivolous and without substantive merit, and will aggressively and vigorously defend itself. In February 2006, Coffee Pacifica filed a counter-claim seeking damages including for fraud.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Securities

In July 2005, we filed a Registration Statement on Form S-8 and registered 6,250,000 common shares for issuance under the "2005 Employee Stock Incentive Plan for Employees and Consultants." For the three months ended June 30, we did not issue any shares of our common stock. We are required pursuant to a management agreement to issue to our President, Shailen Singh, 300,000 registered shares of common stock in July 2006.

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We furnished a proxy statement in connection with the solicitation of proxies for use at Coffee Pacifica's annual meeting of the shareholders to be held on August 9, 2006 at 11:00 a.m. local time, at Conference Room, MGM Grand Hotel & Casino, 3799 Las Vegas Blvd South, Las Vegas, Nevada, 89109 and at any adjournment thereof for the following purposes:

1. To consider and vote upon a proposal to approve a 2006 Directors and Key Employees Stock Option Plan approved by the Board of Directors;

2. To elect members of the Board of Directors: Shailen Singh, Jon Yogiyo, Terry Klassen, James Fraser and Kim Moore;

3. To approve Williams & Webster, P.S. as the Company's independent auditors for the coming year;

4. To transact such other business as may properly come before the Annual Meeting and any adjournment or postponement thereof.

Only shareholders of record at the close of business on June 26, 2006, were entitled to receive this Information Statement and notice of the Annual meeting or any adjournment or postponement thereof.

No other matter was submitted during the quarter ended June 30, 2006, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
16	Letter on Change in Certifying Accountant	Included
99.1	Certifications of the President, Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certifications of the President, Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

(b) Reports on Form 8-K:

1. April 7, 2006, April 21, 2006 and June 1, 2006 filed a Form 8-K and Form 8-K amended to reports regarding the appointment of auditors.

2. July 13, 2006, filed a Form 8-K to report the appointment of Terry Klassen as the Chief Executive Officer and Rhonda Penner-Dunlop as the Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President & Secretary	August 17,2006

Name	Title	Date
/s/ Terry Klassen Terry Klassen	Chief Executive Officer	August 17,2006
Name	Title	Date
/s/ Rhonda Penner-Dunlop Rhonda Penner- Dunlop	Chief Financial Officer	August 17, 2006