Form 10QSB
period 2006-09-30
COFFEE PACIFICA INC
filed 2006-11-14
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No [X]

There were 27,218,937 shares outstanding of common stock of the registrant at September 30, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

ITEM 1 Financial Statements and Condensed Notes to the Financial Statements

COFFEE PACIFICA, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

September 30, 2006

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

(Unaudited) Proforma Financial Statements

COFFEE PACIFICA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$104,080	$180,862
Deposits	618,454	147,622
Receivables	182,736	154,560
Inventory	95,356	237,931
Prepaid expenses	141,510	158,037

Total Current Assets	1,142,136	879,012

Property and equipment, net	310,573	339,270
Trademark, net	62,307	70,095

TOTAL ASSETS	$1,515,016	$1,288,377

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$104,474	$50,634
Note payable	-	50,171
Due to stockholders	-	11,266

Total Current Liabilities	104,474	112,071

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
27,218,937 shares and 21,141,901 shares respectively, issued and outstanding	22,420	16,913
Additional paid-in capital	12,831,554	5,518,561
Accumulated deficit	(11,443,432)	(4,359,168)

Total Stockholders' Equity	1,410,542	1,176,306

Total Liabilities and Stockholders' Equity	$1,515,016	$1,288,377

The accompanying condensed notes are an integral part of these interim consolidated financial statements

.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Sales	$349,901	$14,724	$2,088,810	$14,724
Cost of Sales	210,767	10,168	1,336,133	10,168

GROSS PROFIT	139,134	4,556	752,677	4,556

EXPENSES
Marketing	500,000	530,400	1,900,000	1,285,448
General and administrative	2,779,183	1,237,135	5,936,941	2,084,233
TOTAL EXPENSES	3,279,183	1,767,535	7,836,941	3,369,681

LOSS FROM OPERATIONS	(3,140,049)	(1,762,979)	(7,084,264)	(3,365,125)

INCOME TAX EXPENSE	-	-	-	-

LOSS BEFORE INCOME TAXES	(3,140,049)	(1,762,979)	(7,084,264)	(3,365,125)

NET LOSS	$(3,140,049)	$(1,762,979)	$(7,084,264)	$(3,365,125)

BASIC & DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.11)	$(0.28)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC &
DILUTED	26,923,258	15,686,406	24,920,409	15,686,406

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2004	11,668,541	$9,334	$686,644	$(610,688)	$85,290

Shares issued for cash at an average price
$0.94 per share	2,266,201	1,813	1,701,165	-	1,702,978
Shares issued for services at an average price
$0.55 per share	7,207,159	5,766	3,130,755	-	3,136,518
Net loss for year ended Dec. 31, 2005	-	-	-	(3,748,480)	(3,748,480)
Balance December 31, 2005 (Audited)	21,141,901	16,913	5,518,561	(4,359,168)	1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.20 per share	5,427,000	4,937	6,529,563	-	6,534,500
Miscellanous share adjustment	36	-	-	-	-
Net loss for period ended September 30, 2006	-	-	-	(7,084,264)	(7,084,264)
Balance September 30, 2006 (Unaudited)	27,218,937	$22,420	$12,831,554	$(11,443,432)	$1,410,542

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006 (Unaudited)	Nine Months Ended September 30, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,084,264)	$(3,365,125)
Non-cash items not involving cash:
Common stock issued for services	6,534,500	2,815,555
Amortization and depreciation	52,018	-
Changes in other assets and liabilities:
Deposits decrease/ (increase)	(470,832)	(290,237)
Receivables decrease/ (increase)	(28,176)	(14,724)
Prepaid expense decrease/ (increase)	16,527	-
Inventory decrease/ (increase)	142,575	(157,737)
Accounts payable increase (decrease)	53,840	-

NET CASH USED IN OPERATING ACTIVITIES	(783,812)	(1,012,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(15,533)	-

NET CASH USED IN INVESTING ACTIVITIES	(15,533)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	784,000	1,600,150
Payments of note payable	(50,171)	-
Payments of shareholders debt	(11,266)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	722,563	1,600,150

NET INCREASE (DECREASE) IN CASH	(76,782)	587,882

CASH AT BEGINNING OF PERIOD	180,862	25,368

CASH AT END OF PERIOD	$104,080	$613,250

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

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

Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Accounting Pronouncement-Recent

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the nine months ended September 30, 2006 and 2005, the Company incurred $517,868 and $175,607 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2006 and December 31 2005, cash and cash equivalents consist of cash only.

Concentration of Credit Risk

The Company maintains the majority of its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at September 30, 2006 and December 31, 2005, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2006 and 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company and subsidiary Uncommon Grounds Inc. maintain United States dollars as the functional currency, while subsidiary Coffee Pacifica PNG Ltd. maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions.

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

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. No allowance for doubtful accounts was made during the period ended September 30, 2006. The allowance is based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at September 30, 2006, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2006 and December 31, 2005, the Company had accumulated deficits of $11,443,432 and $4,359,168, respectively, in addition to limited cash and unprofitable operations. For the period ended September 30, 2006 and year ended December 31, 2005, the Company sustained net losses of $7,084,264 and $3,748,480. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - INVENTORY

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Green beans	$62,789	$205,415
Roasted coffee	1,285	1,152
Allied products	31,282	31,364
Total	$95,356	$237,931

NOTE 5 - TRADEMARK

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management's evaluation of the previous annual Uncommon Grounds Inc. sales data. Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately ten (10) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired. Coffee Pacifica did not incur any trademark impairment adjustment for the year ended December 31, 2005. It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur. The trademark amortization expenses for the period ended September 30, 2006 was $7,788.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	September 30, 2006	December 31, 2005
Machinery and equipment	$326,004	$310,471
Vehicles	22,800	22,800
Leasehold improvements	18,555	18,555
Less accumulated depreciation	(56,786)	(12,556)
	$310,573	$339,270

Depreciation expense was $44,230 and $12,556 in each of the periods ended September 30, 2006 and December 31, 2005, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In May 2005, the Company filed a lawsuit against its former director requesting the return of 2,637,006, post split, restricted shares of common stock. Subsequently, the former director filed a counter claim against the Company and the directors. All directors except Shailen Singh have been dismissed from the case. A trial date is schedule for January 29, 2007. This action is being prosecuted in Carson City, Nevada. An unfavourable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's potential liability, if any, resulting from the lawsuits. No provision for possible loss has been included in these financial statements.

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

The Company leases its Berkeley, California coffee roasting plant, distribution, administrative and warehouse under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and also provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $ 27,954 for the period ended September 30, 2006.

Future lease payments required subsequent to September 30, 2006 are as follows:

Years	Lease
2006	$10,590
2007	42,890
2008	44,177
2009	44,940

NOTE 8 - COMMON STOCK

In January 2006, the Company issued 2,012,500 shares of common stock for payment of $1,707,500 for consulting, $700,000 for marketing services, $400,000 for management fees, $100,000 for legal fees and 400,000 shares for cash of $534,000. In February 2006, the Company issued 437,500 shares of common stock for marketing services valued at $700,000. In July 2006, the Company issued 2,340,000 shares of common stock for payment of $920,000 for consulting, $500,000 for marketing services, $350,000 for investor relations, $320,000 for management fees and $200,000 for legal fees. As of September 30, 2006, $141,510 is considered a prepayment for legal services to be rendered in 2006. In August 2006, the Company issued 637,000 shares of common stock for payment of $637,000 for consulting services and issued 250,000 shares for a cash payment of $250,000.

NOTE 9 - ACQUISITION OF UNCOMMON GROUNDS, INC.

Coffee Pacifica acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. for $430,000 in cash and assumed $126,776 in current liabilities on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers. The acquisition of Uncommon Grounds Inc. helps to create a vertically integrated "Tree to Cup" coffee company. While the farmers in Papua New Guinea produce the coffee, Uncommon Grounds, Inc does the roasting and retailing of the coffee. The synergistic value from the acquisition provides revenue enhancement by expanding the product line and diversification via entrance into a new revenue stream in roasted coffees compared to green beans only. Additionally, it provides Coffee Pacifica an established entry into the San Francisco area roasted coffee market. The acquisition has also provided Coffee Pacifica with several well trained coffee professionals. The acquisition of Uncommon Grounds, Inc. was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management's evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, Uncommon Grounds, Inc. became a wholly owned subsidiary of Coffee Pacifica, Inc. The results of Uncommon Grounds, Inc. operations, commencing with the date of acquisition, October 10, 2005, are included in the accompanying September 30, 2006 financial statements.

The purchase price was allocated as follows:
Accounts receivable	$55,829
Inventory	58,850
Deposits/prepaids	17,833
Equipment	351,573
Trademark	72,691
$556,776

NOTE 10 - INCOME TAXES

At September 30, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $3,876,000 and $1,462,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at September 30, 2006 and December 31, 2005.

The significant components of the deferred tax assets at September 30, 2006 and December 31, 2005 were as follows:
	September 30 , 2006	December 31, 2005
Net operating loss carryforward	$11,400,000	$4,300,000

Deferred tax asset	$3,876,000	$1,462,000
Deferred tax asset valuation allowance	$(3,876,000)	$(1,462,000)

At September 30, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $11,400,000 and $4,300,000, respectively, which expire in the years 2021 through 2026. The change in the allowance account from December 31, 2005 to September 30, 2006 was $2,414,000.

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

NOTE 11 - SUBSEQUENT EVENT

The Company announced in a press release dated September 20, 2006 that it has executed a letter of intent to acquire a coffee roasting company with approximately 50 retail franchised locations and a coffee roasting and wholesale operation. Under the terms of the contemplated acquisition, Coffee Pacifica will acquire all the issued and outstanding shares of the coffee company. The acquisition is subject to a number of conditions, including Coffee Pacifica completing and accepting the results of its due diligence investigation, a completed valuation report and receiving audited financial statements. Consequently, we terminated the letter of intent announced on July 27, 2007 with a coffee roasting company based in Denver, Colorado.

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

The accompanying proforma unaudited financial statements contain adjustments to characterize the transactions of Uncommon Grounds, Inc. as those of Coffee Pacifica, Inc. for the periods presented. The proforma statements of operations are presented for the nine months ended September 30, 2005 for both Coffee Pacifica and Uncommon Grounds. There were no adjustments to the September 30, 2005 proforma income statements.

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

The proforma financial statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements. All inter-company accounts and transactions have been eliminated. Both companys' have a December 31 year end.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	COFFEE	UNCOMMON		PROFORMA
	PACIFICA,	GROUNDS,		COMBINED
	INC.	INC.		TOTAL

	Nine Months Ended
	September 30,	September 30,		September 30,
	2005	2005	Eliminations	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$14,724	$710,751	$-	$725,475

COST OF GOODS SOLD	10,168	291,172	-	301,340

GROSS PROFIT	4,556	419,579	-	424,135

E X P E N S E S
Marketing	1,285,448	-	-	1,285,448
General and administrative	2,084,233	502,374	-	2,586,607

TOTAL EXPENSES	3,369,681	502,374	-	3,872,055

LOSS FROM OPERATIONS	(3,365,125)	(82,795)	-	(3,447,920)

LOSS BEFORE INCOME TAXES	(3,365,125)	(82,795)	-	(3,447,920)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,365,125)	$(82,795)	$-	$(3,447,920)

NET LOSS PER SHARE	$(0.21)	$-	$-	$(0.22)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,686,406	-	-	15,686,406

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

ITEM 2 Management's Discussion and Analysis or Plan of Operation

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2006, our revenue was $2,088,810 compared to $14,724 revenue for the nine months ended September 30, 2005. This is an increase of $1,339,150 (approximately 178% increase in revenue) compared to revenue for the twelve months ended December 31, 2005, of $749,660. Our gross profit for the three months to September 30, 2006 was 40%, and for nine months to September 30, 2006 was approximately 36%, compared to 29% for the year ended December 31, 2005. Our strategic partner PNG Coffee Growers Federation Ltd. carried out several mini-coffee cupping competitions for our various co-operatives to identify and select special coffees for the specific niche market demands for our customers. Such special green bean coffees often sell at premium prices. We also introduced unique coffee grown by a women's co-operative. Such selective introduction of special coffees ensures that we seek premium prices for these green beans. We expect further improvements in our gross margins by improving cargo shipping routes and minimising transportation and handling costs. In addition, the anticipated higher New York "C" contract prices during the 2006 may contribute to higher gross margins and increased revenues. We also participated in the 2006 Tea & Coffee World Cup Exhibition & Symposium in Shanghai, China, September 26-28, 2006, where we showcased our premium quality Papua New Guinea green and roasted coffee beans. Our aggressive product promotion will see continued growth in revenue through out 2006 and beyond.

During the period ended September 30, 2006, we continued to evaluate other coffee roasters for sale and announced in a press release dated September 20, 2006, that we executed a Letter of Intent to acquire a coffee roasting company with approximately 50 retail franchised locations and a coffee roasting and wholesale operation. Under the terms of the contemplated acquisition, Coffee Pacifica would acquire all the issued and outstanding shares of the coffee company. The acquisition is subject to a number of conditions, including Coffee Pacifica completing and accepting the results of its due diligence investigation, a completed valuation report and receiving audited financial statements. Consequently, we terminated the Letter of Intent announced in a press release on July 27, 2006, with a coffee roasting company based in Denver, Colorado. Acquisition of a viable coffee roaster and franchise retail shops will assist in the development of a "Tree to Cup" vertically integrated coffee company. This strategy will enable a stronger market penetration and minimize threats from competitors. Furthermore, with a more elaborate set-up that includes our own roasters and distribution channels, cost savings benefit will accrue to the Company as a result of efficiencies of operations. A complete operation that has access to supplies of raw coffee beans, roasters, and distribution network is also attractive to potential partners. We will continue to explore potential opportunities to sell our green and roasted coffees in international markets like China with our partner, Trabocca B.V.

To achieve diversification for the supply of green beans, we are evaluating other green bean supply sources to expand the breath of green bean coffees we can offer to our existing customers. In October, we visited Jamaica to conduct a due diligence on a potential supplier of green beans.

For the nine months ended September 30, 2006, we generated revenue of $2,088,810 and incurred a net loss of $7,084,264 consisting of following expenses; marketing $1,900,000, travel $115,695, professional fees $302,385, advertising and promotion $517,868, consulting $3,424,293, and general and administrative expenses $1,576,700. Our liabilities totalled $104,474 comprised of trade payables. We do not have any long-term debts or obligations. Our accumulated losses as of September 30, 2006 were $11,443,432. As of September 30, 2006, Coffee Pacifica had $104,080 in cash which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital. For the nine months ended September 30, 2005, we generated $14,724 revenue from the sale of green bean coffee and incurred a net loss of $3,365,125 consisting of following expenses; marketing $1,285,448, travel $137,336, professional fees $87,628, advertising and promotion $175,607, consulting $923,916, and general expenses $755,190.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised as a result limited revenue and accumulated losses of $11,443,432 as of September 30, 2006. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Coffee Pacifica Common Stock

A majority of our common stock is owned by management, and that may reduce your ability to influence our activities. As of September 30, 2006, directors and officers collectively owned approximately 24% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3 CONTROLS AND PROCEDURES

On September 30, 2006, Coffee Pacifica carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Coffee Pacifica's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Coffee Pacifica's disclosure controls and procedures were effective.

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

There were no significant changes in Coffee Pacifica's internal controls or in other factors that could significantly affect these controls from June 30, 2006 to September 30, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are party to two lawsuits. We are unaware of any other litigation pending or threatened by or against Coffee Pacifica.

Coffee Pacifica, Inc. filed a lawsuit on May 19, 2005, against its former director, Brooks Farrell, requesting that Brooks Farrell return 2,637,006 (post split) restricted shares of common stock issued to him. This action stems from a lack of performance under an agreement between Brooks Farrell and the Company, and the issuance of stock as a prepayment for services to be rendered under the said contract. This action is being prosecuted in the First Judicial District Court of the State of Nevada in Carson City, Nevada. On July 26, 2005, Brooks Farrell filed his defence and a counter claim against Coffee Pacifica and its directors; Shailen Singh, Jon Yogiyo, Benard Goma and Jikien McKenzie seeking damages and removal of a restrictive legend from the share certificates to allow Brooks Farrell to sell the 2,637,006 restricted shares. All directors except Shailen Singh have been dismissed from the case. A trial date is schedule for January 29, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In August 2006, we issued 250,000 Restricted Rule 144 shares of common stock for a total cash payment of $250,000 to one (1) accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to only one investor who we believe is capable of evaluating the merits and risks of an investment in our common stock. The gross proceed of $250,000 was used for the general working capital.

In August, 2006 we issued 1,300,000 Restricted Rule 144 shares of common stock to our directors and consultants for payment for consulting, management fees and investor relation services. Total value of the services were valued at the fair market price at $1,300,000. Our directors and consultants are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the directos and consultants who we believe are capable of evaluating the merits and risks of an investment in our common stock.

Recent Sales of Securities

In July 2005, we filed a Registration Statement on Form S-8 and registered 6,250,000 common shares for issuance under the "2005 Employee Stock Incentive Plan for Employees and Consultants." For the three months ended September 30, 2006 we issued 1,677,000 shares of our common stock to our consultants and management for an aggregate consideration of $1,627,000 for payment of services in lieu of cash. The fair value of these shares was estimated at $1,627,000. During the three months ended September 30, 2006, $1,485,490, the fair market value of services, was charged to expenses and $141,510 is prepayment for legal services to be rendered in the future.

Stock Repurchase

Coffee Pacifica does not have a stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of shareholders was held on August 9 2006, at 11:00 a.m. local time, at Conference Room, MGM Grand Hotel & Casino, 3799 Las Vegas Blvd South, Las Vegas, Nevada, 89109. The shareholders voted on the following proposals:

  Approved a 2006 Directors and Key Employees Stock Option Plan approved by the Board of Directors. The Shareholders votes cast were: For 13,185,597, Against/Withheld, 2,637,006 and 128,999 Abstained, in favour of authorizing the 2006 Directors and Key Employees Stock Option Plan approved by the Board of Directors;

  Approved Williams & Webster, P.S. as the Company's independent auditors. The Shareholders votes cast were: For 13,185,597, Against/Withheld, 2,740,855 and 25,150 Abstained, in favour of Williams & Webster, P.S. to be appointed as Company's auditors until the next Annual General Meeting;

  Elected members of the Board of Directors. The Shareholders votes cast were in favor of electing Shailen Singh, Jon Yogiyo, Terry Klassen and James Fraser as Directors of the Company to hold office until the next Annual General Meeting or until their successors are elected or appointed subject to the provisions of the Company's Bylaws and the Nevada Revised Statutes. Kim Moore was not elected as a Director.

Name	VOTES FOR	VOTES AGAINST/WITHHELD
Shailen Singh	13,185,027	2,766,575
Jon Yogiyo	13,185,027	2,766,675
Terry Klassen	13,185,027	2,766,675
Kim Moore	4,288,921	11,662,681
James Fraser	13,185,027	2,766,675

No other matter was submitted during the quarter ended September 30, 2006, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Certifications of the President, Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
32	Certifications of the President, Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President & Secretary	November 13,2006

Name	Title	Date
/s/ Terry Klassen Terry Klassen	Chief Executive Officer	November 13,2006
Name	Title	Date
/s/ Rhonda Penner-Dunlop Rhonda Penner- Dunlop	Chief Financial Officer	November 13,2006