Form 10KSB
period 2006-12-31
COFFEE PACIFICA INC
filed 2007-04-02
CIK 1208833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

COFFEE PACIFICA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0466417
(State or other jurisdictionof incorporation or organization)	(IRS EmployerIdentification Number)

Suite 1210 1200 West 73rd Avenue, Vancouver, B.C., Canada	V6P 6G5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 264 8012

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, Par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] No [X] Yes

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

State issuer's revenues for its most recent fiscal year: $ 2,612,347

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity based on the quotation on the OTCBB market as of March 23, 2007: $21,230,771.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2006, Coffee Pacifica Inc. had 27,218,937 shares of common stock issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our only source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, we own only one roasting plant, interruption to our only roasting plant may cause significant disruption to our roasting operations. Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report on Form 10-KSB. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1 Description of Business

Business Development

Coffee Pacifica, Inc. was incorporated on December 21, 2001 in the state of Nevada. We have never declared bankruptcy or been in receivership. In October 2005, we acquired 100 % of the issued and outstanding shares of Uncommon Grounds, Inc for a total consideration of $430,000. Uncommon Grounds Inc. is located in Berkeley, California and continues to market and sell its "Uncommon Grounds" brand of certified organic, fair trade and sustainable produced roasted coffee, tea, cafe supplies and equipment to its customers in the "Bay Area" regional market and throughout United States.

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

Business of Our 100% Owned Subsidiaries;

Coffee Pacifica acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. Uncommon Grounds Inc. was incorporated under the laws of the State of California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the "Uncommon Grounds" label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers.

In June 20, 2002, we incorporated, under the laws of Papua New Guinea, our wholly-owned subsidiary Coffee Pacifica PNG Ltd. We did not conduct any Papua New Guinea operations through the subsidiary during the year ended December 31, 2006.

Coffee Pacifica also owns a wholly-owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006 under the laws of the state of Nevada. We did not conduct any operations during the year ended December 31, 2006.

Coffee Bean Species, Varieties, Quality and Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on weather, economic and political conditions in coffee producing countries. Coffee Pacifica depends on Papua New Guinea coffee farmers/shareholders to access quality green bean coffee from the various growing regions in Papua New Guinea.

The two coffee species grown in Papua New Guinea are arabica and robusta. The main varieties of arabica coffee are "Arusha," "Bourbon" and "Mundonova". According to the Coffee Industry Corporation of Papua New Guinea domestic production data for 2006 coffee season, approximately 85% of green bean coffee in Papua New Guinea is grown by landowners in the Highlands region between the altitudes of 4,000 to 6,500 feet above sea level in rich volcanic soils.

We do not anticipate having to depend on any one farmer for the supply of the green coffee beans. We do not expect that disruption in the supply from one farmer to Coffee Pacifica could not be remedied quickly and cost effectively. We obtain our green beans from farmer-shareholders and co-operatives, who produce quality green coffee beans. We have informal relationships with coffee farmers and co-operatives and are engaged in verbal conversations with potential additional farmer-shareholders and co-operatives for coffee beans. We believe our farmer-shareholders and co-operatives represent a potential source of quality arabica beans that are produced in sufficient quantities on farms close to main arterial routes. Because many of these farmers are also shareholders of Coffee Pacifica, there are existing relationships and the farmers have a vested interest in the success of Coffee Pacifica. We believe such relationships are mutually beneficial for Coffee Pacifica and our farmer-shareholders and co-operatives alike, and may result in favourable coffee bean supplies, quality and costs.

We have a strategic partner, Papua New Guinea Coffee Growers Federation Ltd. ("PNGCGF"). PNGCGF is also a shareholder of Coffee Pacifica. PNGCGF's shareholders are co-operatives representing approximately 120,000 coffee growers organized in 179 co-operatives located throughout the coffee growing areas of Papua New Guinea. The high quality premium-grade coffee produced by the co-operatives is pooled together by the PNGCGF and exclusively marketed by Coffee Pacifica. To fill the sales orders we receive, we have a subcontract arrangement with the Papua New Guinea Coffee Growers Federation Ltd. to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our rented warehouses or to our customers.

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

Papua New Guinea grown arabica and robusta green bean coffee has an established market. According to the International Coffee Organization "Country Production" data for the 2005 green bean coffee season, Papua New Guinea produced approximately one million one hundred thousand (1.1 million) sixty-kilogram bags of green bean coffee, which is approximately 2% of the world green bean coffee production.

Customer Categories

Coffee Pacifica's largest potential geographical market for green bean coffee is United States and Canada. There are four broad potential customer groups: roaster retailers, commercial roasters, coffee brokers and gourmet roasters and retailers. Roaster retailers are vertically integrated sellers of coffee and other beverages who operate their own coffee roasting facilities to supply roasted coffee to their own retail coffee shops and through other food service distribution channels, such as grocery stores. Commercial roasters, who do not operate their own retail coffee shops, operate roasting facilities and supply roasted coffee to third party retail coffee shops, grocery stores, hotels and restaurant trade, through other food service distribution channels. Coffee brokers purchase and sell green coffee beans to smaller roaster retailers and commercial roasters. The coffee broker segment consolidates distribution channels and provides access to many smaller commercial roasters and roaster retailers. Specialty gourmet roasters and retailers are small coffee shops that sell whole bean coffees that are ground at home, in retail grocery stores or commercially.

Our "Uncommon Grounds" brand of certified organic and fair trade roasted coffees and tea products are sold to the coffee shops, restaurants and directly to consumers throughout the US.

We believe that no disproportionately significant amount of revenue will come from any single customer; therefore, we do not expect to depend on any single customer.

Competitive Position & Pricing Policy

We sell our green bean coffee to customers in the afore-mentioned groups. These purchasers of green bean coffee in the United States and Canada depend upon outside trading companies and exporters for their supply of green bean coffee. In order to encourage the continuing supply of quality coffee beans in the future, these purchasers routinely negotiate with the exporters or trading companies to purchase green bean coffee which are tied to the specific New York "C" futures coffee contract market prices for future deliveries of green bean coffee. The New York "C" futures coffee contract trades on the New York, Coffee Sugar & Cocoa Exchange. We sell our green bean coffee, at a mutually negotiated price, to the potential customers using the New York "C" futures coffee contract market prices as the "benchmark price." We add a premium amount to the benchmark price for the green bean coffee considered to be of a superior quality and deduct a discount amount from the benchmark price for green bean coffee considered to be of an inferior quality. The quality of the green bean coffee is determined by testing the grades of green bean coffee and by cup tasting for flavour.

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

Web Site

As of the date of this report, we own the website: www.coffeepacifica.com. Our subsidiary Uncommon Grounds, Inc. owns a website www.uncommongrounds.net and sells roasted coffee through the website.

Employees

As of the date of this report, Coffee Pacifica and the two subsidiaries have approximately fifteen employees.

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

We are registered with the Food and Drug Administration (FDA) in compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. (the "Bioterrorism Act"). Under the Bioterrorism Act, green coffee beans are considered food items and require the registration of the food facilities and the importer providing advance notice of any shipments into United States.

As of the date of this report, our management is unaware of any other federal or state laws and regulations in the United States that would apply to our operations and green bean coffee business.

We are also unaware of any federal, state or local laws and regulations in the United States that would affect our roasting business operations in Berkeley, California, apart from meeting the usual business license requirements of the county.

Research and Development Activities

For the years ended December 31, 2006 and 2005, Coffee Pacifica has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

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

ITEM 2 Description of Property

As of the date of this report, our corporate office is located at 2813 7Th Street, Berkeley, California 94710-2702 and the registered office is located at 2920 N. Green Valley Parkway, Building 5, Suite 527, Henderson, Nevada, 89014. Both offices are rented on a month-to-month basis. We also operate our business from the Vancouver, British Columbia, offices of Shailen Singh, President of Coffee Pacifica. The office is used on a month-to-month basis at no cost to Coffee Pacifica, except for incidental administrative expenses. We closed our office located at 829 2nd Street, Suite 4, Mukilteo, Washington, 98275. This office was rented on a month-to-month basis and closed February 28, 2007.

Our coffee roasting facility is located at 2813 7th Street, Berkeley, California 94710-2702. Currently, we rent 4,500 square feet of warehouse space. We have a lease for three years with an option to renew for an additional three years.

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

A lawsuit was filed in January 2006 against Coffee Pacifica, Inc. by another former director, Brian Inouye, seeking compensation. This action is being prosecuted in Clark County, Las Vegas, Nevada. Coffee Pacifica considers the law suit frivolous and without substantive merit, and will aggressively and vigorously defend itself. In February 2006, Coffee Pacifica filed a counter-claim seeking damages, including fraud.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

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

Quarter	High	Low
2006 Fourth Quarter	$1.10	$0.66
2006 Third Quarter	$1.26	$1.01
2006 Second Quarter	$1.69	$1.10
2006 First Quarter	$2.76 *	$1.62
2005 Fourth Quarter	$2.80	$2.00
2005 Third Quarter	$2.64	$1.90
2005 Second Quarter	$3.29	$1.54
2005 First Quarter	$1.68	$0.51

* Adjusted for 5 for 4 shares stock split March 1, 2006.

Holders

As of the date of this report, Coffee Pacifica has approximately 1,470 shareholders of record of its common stock.

Transfer Agent

Integrity Stock Transfer, 2920 N. Green Valley Parkway, Suite 527, Building 5, Henderson, Nevada 89014 is the transfer agent for the common stock of Coffee Pacifica.

Dividends

We did not pay any cash dividends to our shareholders since our inception on December 21, 2001 to December 31, 2006. There are no restrictions that currently would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Securities

The 2005 Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Coffee Pacifica and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares which may be granted under the Plan shall be 6,250,000 shares in the aggregate of Common Stock of Coffee Pacifica Inc. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. During the years ended December 31, 2006 and 2005 we issued 4,452,000 and 1,378,750 shares of our common stock under the 2005 Employee Stock Incentive Plan for Employees and Consultants and 419,250 remain for future issuance.

During the years ended December 31, 2005 and 2004 we issued 2,658,825 and 1,091,175 shares of our common stock under the 2004 Stock Incentive Plan for Employees and Consultants. The 2004 Employee Stock Incentive Plan for Employees and Consultants was to provide employees and consultants of Coffee Pacifica and its subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of the Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan was administered by the Board of Directors. The maximum number of shares issued under the Plan was 3,750,000 shares in the aggregate of common stock of Coffee Pacifica Inc. The initial and standard price per share of common stock issued was at the fair market value as the Board determined at the date of the issuance of the shares. The Board had the absolute final discretion to determine the issue price of the common stock under the Plan. In the absence of such specific determination, the share price was at the fair market value per share.

Recent Sales of Unregistered Securities

In August 2006, we issued 250,000 Restricted Rule 144 shares of common stock for a total cash payment of $250,000 to one (1) accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to only one investor who we believe is capable of evaluating the merits and risks of an investment in our common stock. The gross proceed of $250,000 was used for general working capital.

In August, 2006 we issued 1,300,000 Restricted Rule 144 shares of common stock to our directors and consultants for payment for consulting, management fees and investor relation services. Total value of the services was valued at the fair market price at $1,441,500. Our directors and consultants, are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the directors and consultants who we believe are capable of evaluating the merits and risks of an investment in our common stock.

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

ITEM 6 Managements' Discussion and Analysis or Plan of Operation

Managements Discussion and Analysis of Financial Condition and Results of Operations

Our annual revenue grew by 248% as we increased our sales in 2006 to $2,612,347 compared to $749,660 for 2005 (182% increase ) and $265,438 (265% increase) in 2004. Sales increased due to higher demand and premium prices paid for our coffees by the coffee buyers in US and Europe. The revenue growth trend will continue as we introduce the "Penlyne Castle" Jamaican Blue Mountain coffee to our existing customers. Addition of Jamaican "Penlyne Castle" coffee will generate increased revenue in the third and fourth quarters complementing the Papua New Guinea ("PNG") bean crop cycle. We anticipate growth in revenue from the roasted coffees too as we have recently launched our new website wwww.uncommongrounds.net for Uncommon Grounds Inc. with improved e-commerce features. Our gross profit also improved on sales in 2006 to approximately 36% compared to 29% in 2005. The increase is attributed to premium prices received for our PNG green beans. In 2007, we anticipate higher gross margins and increased revenues by selling our green beans at premium prices and the forecasted higher New York "C" contract prices. Our operating expenses for 2006 were $9,476,393 compared to $3,967,817 in 2005. The general and administration expenses were $7,233,393 verse $2,626,369, the marketing expenses increased by $901,552 to $ 2,243,000 in 2006 compared to $1,341,448 in 2005. The net loss for the year ended December 31, 2006 was $8,530,598 compared to $3,748,480 in 2005. The increase in losses was attributed to common shares issued for certain expenses and services recorded at Fair Market Value which aggregated to $7,606,640 (2006) and $3,136,518 (2005). At December 31, 2006, we had $949,481in current assets and $296,133 in current liabilities. December 31, 2006, Coffee Pacifica had $496,497 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is infused back into Coffee Pacifica and used for working capital.

For the year ended December 31, 2006, our total revenue of $2,612,347 consisted of $1,593,443 from the sale of green bean coffee and $1,018,904 from roasted coffees and incurred a net loss of $8,530,598 consisting of the following expenses: marketing $2,243,000, travel $156,260, professional fees $625,796, general expenses $1,982,118, advertising and promotion $619,060 and consulting $3,850,159. Our liabilities totaling $296,133, comprised of trade payables $196,133 and note payable of $100,000. We do not have any long-term debts or obligations. Our accumulated losses as of December 31, 2006 were $12,889,766.

For the year ended December 31, 2005, our total revenue of $749,660 consisted of $488,330 from the sale of green bean coffee and $261,330 from the sale of roasted coffees and incurred a net loss of $3,748,480 consisting of the following expenses: marketing $1,341,448, professional fees $127,807, advertising and promotion $248,106, consulting $1,022,679 and general expenses $1,227,777. Our liabilities totaled $112,071, and were comprised of a loan from a stockholder for $11,266, trade payables of $50,634 and note payable $50,171. We did not have any long-term debts or obligations. Our accumulated losses as of December 31, 2005 were $4,359,168.

Coffee Pacifica continues to be in discussions with and is in the process of evaluating green bean coffees from other countries to add to product offering. We expect to add green bean coffee from another origin in the second quarter of 2007. We continue to evaluate other regional coffee roasting companies as potential acquisition targets. Coffee Pacifica intends to acquire at least one other regional coffee roasting company to become a significant "Tree to Cup" vertically integrated coffee company.

On March 1, 2006, our shares of common stock commenced trading on a post-split basis following the completion of the five (5) for four (4) split of our common stock in form of a stock dividend.

As of the date this report, effective March 19, 2007, Coffee Pacifica received gross proceeds of $2,250,000 by the issuance of $2,678,572 of Convertible Notes ("Note") at an original discount of 16%. The convertible note, due March 18, 2009, may be converted, at the option of the noteholders into shares of common stock of Coffee Pacifica, Inc. at the conversion price of eighty-five percent (85%) of the preceding ten (10) trading days weighted average volume price of the common stock using the AQR function as reported by Bloomberg L.P. ("VWAP"). The Company also issued Class A warrants equal to that subscriber's pro rata portion of the note principal divided by the ten (10) trading day VWAP. The per warrant share exercise price for a Class A warrant shall be equal to eighty-five percent (85%) of the VWAP. The warrants shall be exercisable until March 18, 2010. The gross proceeds will be used by Coffee Pacifica for general working capital purposes.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $12,889,766 as of December 31, 2006. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Coffee Pacifica Common Stock

A majority of our common stock is owned by management, and that may reduce your ability to influence our activities. As of December 31, 2006, directors and officers collectively owned approximately 25% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.51 and $3.29 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Critical Accounting Policies & Estimates

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

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

Property and equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years for equipment.

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

Trademark

On October 10, 2005, the Company recorded a registered trademark for $72,691 which represents the value of approximately seven (7) percent of the Uncommon Grounds, Inc.'s expected annual sales. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Coffee Pacifica has performed an evaluation of its trademark on December 31, 2006. The test for impairment revealed that there was no impairment of the trademark.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended December 31, 2006 and 2005 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at December 31, 2006, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

ITEM 7 Audited Financial Statement

Audited Financial Statements for the years ended December 31, 2006 and 2005.

COFFEE PACIFICA, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2006 and 2005

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Coffee Pacifica, Inc.
Vancouver, BC Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Coffee Pacifica, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Pacifica, Inc. as of December 31, 2006 and 2005, and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2007

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

COFFEE PACIFICA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (Audited )	December 31, 2005 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$77,993	$180,862
Deposits	418,504	147,622
Receivables	165,569	154,560
Inventory	133,955	237,931
Prepaid expenses	153,460	158,037

Total Current Assets	949,481	879,012

Property and equipment, net	323,289	339,270
Trademark, net	59,711	70,095

TOTAL ASSETS	$1,332,481	$1,288,377

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$196,133	$50,634
Note payable	100,000	50,171
Due to stockholders	-	11,266

Total Current Liabilities	296,133	112,071

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
27,218,937 shares and 21,141,901 shares, respectively, issued and outstanding	22,420	16,913
Additional paid-in capital	13,903,694	5,518,561
Accumulated deficit	(12,889,766)	(4,359,168)

Total Stockholders' Equity	1,036,348	1,176,306

Total Liabilities and Stockholders' Equity	$1,332,481	$1,288,377

The accompanying notes are an integral part of these consolidated financial statements

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ending December 31,2006	Year Ending December 31,2005

REVENUE
Sales	$2,612,347	$749,660
Cost of sales	1,665,752	529,523

Gross profit	946,595	220,137

EXPENSES
Marketing	2,243,000	1,341,448
General and administrative expenses	7,233,393	2,626,369
Total expenses	9,476,393	3,967,817

LOSS FROM OPERATIONS	(8,529,798)	(3,747,680)

LOSS BEFORE TAXES	(8,529,798)	(3,747,680)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(8,530,598)	$(3,748,480)

BASIC & DILUTED NET LOSS PER SHARE	$(0.33)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	25,495,041	18,639,830

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2004	11,668,541	$9,334	$686,644	$(610,688)	$85,290

Shares issued for cash at an average price
$0.75 per share	2,266,201	1,813	1,701,165	-	1,702,978
Shares issued for services at an average price
$0.44 per share	7,207,159	5,766	3,130,755	-	3,136,518
Net loss for year ended Dec. 31, 2005	-	-	-	(3,748,480)	(3,748,480)
Balance December 31, 2005	21,141,901	16,913	5,518,561	(4,359,168)	1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.41per share	5,427,000	4,937	7,601,703	-	7,606,640
Miscellanous share adjustment	36	-	-	-	-
Net loss for year ended December 31, 2006	-	-	-	(8,530,598)	(8,530,598)
Balance December 31,2006	27,218,937	$22,420	$13,903,694	$(12,889,766)	$1,036,348

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,530,598)	$(3,748,480)
Non-cash items not involving cash:
Common stock issued for services	7,606,640	3,136,518
Amortization and depreciation	69,278	15,152
Changes in other assets and liabilities:
Deposits decrease/ (increase)	(270,882)	(120,622)
Receivables decrease/ (increase)	(11,009)	(99,331)
Prepaid expense decrease/ (increase)	4,577	(104,282)
Inventory decrease/ (increase)	103,976	(179,091)
Accounts payable increase (decrease)	145,499	(56,313)

NET CASH USED IN OPERATING ACTIVITIES	(882,519)	(1,158,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(42,913)	-
Acquisition of UGI	-	(430,000)
Cash acquired in acquisition of UGI	-	30,698

NET CASH USED IN INVESTING ACTIVITIES	(42,913)	(399,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	784,000	1,702,978
Proceeds from borrowing, related party	100,000	10,266
Payments of note payable	(50,171)	-
Payments of shareholders debt	(11,266)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	822,563	1,713,241

NET INCREASE (DECREASE) IN CASH	(102,869)	155,494

CASH AT BEGINNING OF PERIOD	180,862	25,368

CASH AT END OF PERIOD	$77,993	$180,862

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Coffee Pacifica, Inc (hereinafter "The Company" or "Coffee Pacifica") was incorporated on December 21, 2001, under the laws of the State of Nevada. Coffee Pacifica is a world-wide marketer and distributor of Papua, New Guinea grown green bean coffee to coffee vendors in the United States, Canada and Europe. In addition, the Company through its subsidiary, Uncommon Grounds, Inc., operates a coffee roasting facility in Berkeley, California that supplies freshly roasted coffee beans to its retail and wholesale customers throughout the United States.

Coffee Pacifica conducts its business activities in Papua, New Guinea through its wholly-owned subsidiary Coffee Pacifica PNG Ltd. which was incorporated under the laws of Papua, New Guinea on June 21, 2002. Coffee Pacifica also owns a wholly-owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2006 and 2005, the Company had accumulated deficits of $12,889,766 and $4,359,168, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2006 and 2005, the Company sustained net losses of $ 8,530,598 and $3,748,480. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

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

Accounting Pronouncement-Recent

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)" (hereinafter :SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2006 and 2005, the Company incurred $ 619,060 and $248,106 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2006 and December 31 2005, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended December 31, 2006 and 2005.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2006 and 2005, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

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

At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2006 and 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At December 31, 2006, 1,100,000 common stock equivalents were outstanding.

Employee Benefits

Coffee Pacifica has a Simple IRA Plan that covers most of its employees with over two years of service. It provides matching funds up to 3% of an employees' gross income and follows the policy of funding the retirement plan contributions as accrued. The amount of pension costs recognized for the years ending December 31, 2006 and 2005 were $8,924 and $4,368 respectively.

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

Trademark

On October 10, 2005, the Company recorded a registered trademark for $72,691 which represents the value of approximately seven (7) percent of the Uncommon Grounds, Inc.'s expected annual sales. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Coffee Pacifica has performed an evaluation of its trademark on December 31, 2006. The test for impairment revealed that there was no impairment of the trademark. Therefore, no provision for impairment was recorded for the year ended December 31, 2006.

Principals of Consolidation

The consolidated financial statements include financial statements of Coffee Pacifica, Inc. and its wholly-owned subsidiaries: Coffee Pacifica PNG Ltd., New Guinea Peaberry Coffee, Inc. and Uncommon Grounds, Inc. All significant inter-company transactions are eliminated.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the year ended December 31, 2006 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at December 31, 2006 and 2005, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers. The Company experienced no bad debt expenses for the years ended December 31, 2006 and 2005.

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

Stock Issued for Services

Transaction in which common stocks are issued for services are recorded at the fair value of the consideration received or the fair value of the stock issued, whichever is more reliably measurable.

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

Forward Stock Split

Effective February 28, 2006, the Company completed a five (5) for four (4) forward split of its $0.001 par value common stock and began to trade on a post-split basis on March 1, 2006. All common shares and common stock equivalents referenced in the accompanying financial statements are on the post five (5) for four (4) forward split basis. The numbers of common stock outstanding and per share amounts have been restated to reflect the forward stock split.

NOTE 4 - INVENTORY

Inventories consist of the following:

	December 31, 2006	December 31, 2005
Green beans	$103,292	$ 205,415
Roasted coffee	$ 1,345	$ 1,152
Allied products	$ 29,318	$ 31,364
Total	$ 133,955	$ 237,931

NOTE 5 - TRADEMARK

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management's evaluation of the previous annual Uncommon Grounds Inc. sales data. Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired. Coffee Pacifica did not incur any trademark impairment adjustment for the years ended December 31, 2006 and 2005. It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur. The trademark amortization expenses for the years ended December 31, 2006 and 2005 were $10,384 and $2,596 respectively.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:
	December 31, 2006	December 31, 2005
Machinery and equipment	$322,008	$310,471
Vehicles	22,800	22,800
Office equipment	49,931	18,555
Less accumulated amortization	(71,450)	(12,556)
	$323,289	$339,270

Depreciation expense was $58,894 and $12,556 in each of the years ended December 31, 2006 and 2005.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2006, a stockholder advanced the Company $100,000 under a demand promissory note, at an interest rate of 5% per annum. Interest is payable on a monthly basis in arrears. The Demand Promissory Notes is secured against all assets of the Company. "Due to stockholders" consists of advances from stockholders, which are unsecured, non-interest bearing, and without stated terms of repayment. During the year ended December 31, 2006, a director was paid $5,000 for the legal services provided to the Company. Additionally, the Company paid $2,250 for consulting services and purchased computers for $3,817 from a spouse of a former officer of the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In May 2005, the Company filed a lawsuit against its former director requesting the return of 2,637,006 Restricted Rule 144 shares of common stock. Subsequently, the former director filed a counter claim against the Company. This action is being prosecuted in Carson City, Nevada. An unfavorable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's actual potential liability, if any, resulting from the lawsuits. No provision for possible loss has been included in these financial statements.

A lawsuit was filed in January 2006 against Coffee Pacifica, Inc. by another former director. This action is being prosecuted in Clark County, Las Vegas, Nevada. Coffee Pacifica considers the lawsuit frivolous and without substantive merit, will aggressively and vigorously defend itself, and has filed a counter-claim for damages, including fraud. An unfavorable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's actual potential liability, if any, resulting from the lawsuit. No provision for possible loss has been included in these financial statements.

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and also provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $ 40,340 for the year ended December 31, 2006.

Future lease payments required subsequent to December 31, 2006 are as follows:

Years	Amount
2007	$42,890
2008	$44,177
2009	$26,215

NOTE 9 - CONTRACTS AND AGREEMENTS

On July 22, 2004, the Company entered into an agreement with the Company's attorney, to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company's common stock. Total legal fees charged to expenses for the period ended December 31, 2005 under this agreement was $35,922.

In April 2005, the Company entered into another agreement with the Company's attorney to provide legal services to the Company valued at $140,000 in exchange for 87,500 shares of the Company's common stock. The total fees and retainer cash deposits under this agreement were $115,368 though December 31, 2005 and $24,632 of legal services was provided during the year ended December 31, 2006.

On September 2005, the Company entered into another agreement with the Company's attorney, to provide legal services to the Company valued at $80,000 in exchange for 50,000 shares of the Company's common stock. The total fees and retainer cash deposits under this agreement were nil to December 31, 2005. The balance of $80,000 of legal services was provided during the year ended December 31, 2006.

On March 15, 2005, the Company issued shares of common stock to investor relations consulting firm, Capital Group Communications, Inc., to provide investor relations and promotion services for a period of twelve months. The services were valued on the commitment date of July 1, 2004 at $100,000 in exchange for 1,250,000 restricted shares of the Company's common stock. In March 2006, the Company extended for a period of twelve months the investor relations agreement. The services were valued at $388,500 in exchange for 350,000 restricted shares of the Company's common stock. This agreement was terminated in November 2006. Total investor relations fees charged to expenses under the contract through December 31, 2006 and 2005 were $405,167 and $83,333 respectively.

In January 2006, the Company entered into an agreement with the Company's attorney to provide legal services to the Company valued at $116,500 in exchange for 62,500 shares of the Company's common stock. The legal fee under this agreement charged to expenses was $116,500 to December 31, 2006.

In July 2006, the Company entered into another agreement with the Company's attorney to provide legal services to the Company valued at $280,000 in exchange for 250,000 shares of the Company's common stock. The legal fee under this agreement was $257,206 to December 31, 2006. The balance of $22,794 is a prepayment for legal services to be rendered during the year ended December 31, 2007.

In August 2006, the Company entered into an agreement with J. Canouse to provide consulting services for a period of twelve months. The services were valued at $224,000 in exchange for 200,000 restricted shares of the Company's common stock. Consulting fees charged to expenses for the year ended December 31 2006 was $93,333. The balance of $130,667 is a prepayment for consulting services to be rendered during the year ended December 31, 2007.

In November 2006, the Company entered into an agreement with David Kugelman to provide investor relations and promotion services on a bi-annual basis. The payment for services is 150,000 restricted shares of the Company's common stock payable in arrears on May 8, 2007. Investor relations fees estimated at $25,000 were accrued and charged to expenses from this contract during the year ended December 31, 2006.

Rental Agreement

In October 2006, the Company entered into a rental agreement for an office space at 829 2nd Street, Suite 4, Mukilteo, Washington, 98275 for one year, month-to-month lease commencing on November, 2006 with a monthly payment of $750.00. This office was closed in February, 2007.

PNG Coffee Growers Federation Ltd.

On March 15, 2005, the Company issued common shares to PNG Coffee Growers Federation Ltd. for the coffee quality related consulting services in Papua, New Guinea. The services were valued on the date of performance commitment, July 1, 2004, at $200,000 in exchange for 2,500,000 restricted shares of the Company's common stock. This contract expired in March 2006. Consulting fees charged to expenses to December 31, 2006 and 2005 were $33,333 and $166,667 respectively.

Employment Contracts

In January of 2006, the Company entered into an agreement with its president whereby the Company agreed to pay monthly management fees of $8,500 per month. In further consideration of other services to be rendered, at the date of this agreement, the Company issued 250,000 S-8 registered free trading common stock. On July 1, 2006, the Company issued an additional 300,000 shares of S-8 registered free trading common stock.

In July 2006, the Company entered into an agreement with its chief executive officer whereby the Company agreed to pay monthly management fees of $8,000 per month and four hundred thousand (400,000) restricted common shares and two hundred thousand (200,000) S8 registered common shares of the Company.

In July 2006, Company also entered into an employment agreement with its chief financial officer whereby the Company agreed to pay annualized base salary of Eighty Thousand Dollars ($80,000.00) and a contract execution bonus in the form of twenty thousand (20,000) S8 registered common shares of the Company. This contract was terminated on February 5, 2007.

In October of 2005, the Company entered into agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company agrees to pay annual salaries of $60,000 and $80,000 on a biweekly basis in return for services to Uncommon Grounds, Inc. A contract with one of the officers was terminated in January 2007.

NOTE 10 - COMMON STOCK

For the year ended December 31, 2005 the Company issued 2,266,201 shares of common stock for cash of $1,702,978 and 7,207,159 shares of common stock for payment of $3,136,518 expenses including consulting $1,036,000, marketing services $1,340,518, investor relations $100,000, management fees $440,000 and legal fees $220,000. As of December 31, 2005, $2,981,886 was charged to expenses and $104,632 was prepayment for legal services and $50,000 prepayment for investor relations services provided during the year ended December 31, 2006.

For the year ended December 31, 2006 the Company issued 650,000 shares of common stock for cash of $784,000 and 5,427,000 shares of common stock for payment of $7,606,640 expenses including consulting $3,756,240, marketing services $2,243,000, investor relations, $388,500, management fees $822,400 and legal fees $396,500. As of December 31, 2006, $7,453,179 was charged to expenses and $22,794 was a prepayment for legal services and $130,667 was a prepayment for consulting services to be rendered in 2007.

NOTE 11 - STOCK INCENTIVE PLAN

In July 2005, the Company's board of directors approved the Company's 2005 Stock Incentive Plan (hereinafter "the Plan"), which allowed the Company to issue up 6,250,000 shares of the Company's common stock to officers, directors, employees and consultants. All 6,250,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. During the years ended December 31, 2006 and 2005, the Company issued 4,452,000 and 1,378,750 shares, respectively under that plan and 419,250 remain for future issuances.

In August 2004, the Company's board of directors approved the Company's 2004 Stock Incentive Plan (hereinafter "the Plan"), which allowed the Company to issue up to 3,750,000 shares of the Company's common stock to officers, directors, employees and consultants. All 3,750,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. During the years ended December 31, 2005 and 2004 the Company issued 2,658,825 and 1,091,175, shares respectively under this Plan.

NOTE 12 - STOCK OPTION PLAN

In January 2006, the Company registered with the Securities and Exchange Commission on Form S-8 "2006 Directors and Key Employee Stock Option Plan" (hereinafter "the Stock Option Plan"), which allows Coffee Pacifica to issue 5,000,000 options to purchase shares of common stock to its directors, employees and employees of the subsidiaries and to individuals providing services. The options would be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the Stock Option Plan. During the year ended December 31, 2006, the Company did not issue any stock options under this Stock Option Plan. Pursuant to the contracts with the Company President, Chief Executive Officer and the former Chief Financial Officer, the Company may issue up to 1,100,000 stock options. These stock options will be fully vested and valued when formalized under a separate stock option agreement with the respective parties.

NOTE 13 - ACQUISITION OF UNCOMMON GROUNDS, INC.

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
$556,776

NOTE 14 - INCOME TAXES

At December 31, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $4,352,000 and $1,462,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2006 and December 31, 2005.

The significant components of the deferred tax assets at December 31, 2006 and December 31, 2005 were as follows:
	December 31, 2006	December 31, 2005
Net operating loss carryforward	$12,800,000	$4,300,000

Deferred tax asset	$4,352,000	$1,462,000
Deferred tax asset valuation allowance	$(4,352,000)	$(1,462,000)

At December 31, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $12,800,000 and $4,300,000, respectively, which expire in the years 2021 through 2026. The change in the allowance account from December 31, 2005 to December 31, 2006 was $2,890,000.

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

NOTE 15 - SEGMENT INFORMATION

Coffee Pacifica has two reportable segments: roasted beans and green beans operations. Coffee Pacifica evaluates performance of its operating segments based on sales and net profits. The roasted beans operations segment represents revenues derived from sales of roasted coffee, tea and allied products. The green bean operation segment represents revenue derived from sale of green bean coffee to coffee vendors. Summarized financial information concerning continuing operations of the Company's reportable segments is shown in the following table. The profits of these products are determined using the accounting policies outlined in Note 3. Inter-company sales between the two segments totalling $ 33,490 and $11,463 for the years ended December 31, 2006 and 2005 have been eliminated.

The table below presents information about the Company's reportable segments after inter-company eliminations:

	December 31, 2006	December 31, 2005
Revenues:
Green beans	$1,593,443	$488,330
Roasted beans	1,018,904	261,330
Total Revenues	$2,612,347	$749,660

Income (loss) before income taxes:
Green beans	$(2,316,327)	$(1,359,740)
Roasted beans	(120,312)	(23,813)
Corporate	(6,093,159)	(2,364,127)
Income (loss) before income taxes	$(8,529,798)	$(3,747,680)
Identifiable assets:
Green beans	$1,192,587	$1,225,009
Roasted beans	139,894	63,368
Total Identifiable Assets	$1,332,481	$1,288,377

Depreciation and amortization:
Green beans	$1,363	$-
Green beans	67,915	15,152
Total Depreciation and Amortization	$69,278	$15,152

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on both actual and expected future operating income.

NOTE 16 - SUBSEQUENT EVENTS

Effective March 19, 2007, the Company received gross proceeds of $2,250,000 by the issuance of $2,678,572 of convertible notes at an original discount of 16%. The notes, due March 18, 2009, may be converted, at the option of the noteholders into shares of common stock of Coffee Pacifica, Inc. at the conversion price of eighty-five percent (85%) of the preceding ten (10) trading days weighted average volume price of the common stock using the AQR function as reported by Bloomberg L.P. ("VWAP"). The Company also issued Class A warrants equal to that subscriber's pro rata portion of the note principal divided by the ten (10) trading day VWAP. The per warrant share exercise price for a Class A warrant shall be equal to eighty-five percent (85%) of the VWAP. The warrants are exercisable until March 18, 2010.

ITEM 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As of the date of this report Coffee Pacifica did not have any disagreements with its current independent registered public accounting firms.

ITEM 8A Controls and Procedures

On December 31, 2006, Coffee Pacifica carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15 (e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Coffee Pacifica's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Coffee Pacifica's disclosure controls and procedures were effective.

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

There were no significant changes in Coffee Pacifica's internal controls or in other factors that could significantly affect these controls from September 30, 2006 to December 31, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B Other Information

As of December 31, 2006, Coffee Pacifica's management are unaware of any additional information that were to be reported on From 8-K during the fourth quarter of the fiscal year ended December 31, 2006

Part III

ITEM 9 Directors, Executive Officers, PromotorsControl Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

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
NAME	AGE	POSITION	APPOINTED	TERM
Shailen Singh	42	Director, President, & CFO,	December 21, 2001 (inception)	One year
Jon Yogiyo	52	Director	December 21, 2001 (inception)	One year
Terry Klassen	50	Chief Executive Officer &Director	August 9, 2006	One year
James K. Fraser	49	Director	August 9, 2006	One year

The following is a brief account of the education and business experience during the past five years of each directors and executive officers, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shailen Singh, Director, President, Secretary & Chief Financial Officer

Mr. Singh has been the President, of Coffee Pacifica since its inception on December 21, 2001. As the President Mr. Singh is responsible for the general direction of our business development including day-to-day management of the business affairs. Mr. Singh, obtained a Bachelor of Commerce degree in Accountancy and Management from the University of Wollongong, New South Wales, Australia in 1987, and holds the designation of Certified Practicing Accountant ("CPA") since February 1993. Mr. Singh was a director and Chief Financial Officer of International Blue Gold Corp., a public company, which later changed its name to Buddha Resources Inc., from September 1997 to January 1999; and then rejoined as a director from June 1999 to December 2001. In December 1999, Mr. Singh became a director and President of Inouye Technologies (Canada) Inc., public company, and remained in that role until he resigned in February 2001.

Terry Klassen, Chief Executive Officer

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

V.S. Jon Yogiyo, Director

Mr. Yogiyo is a resident of Papua New Guinea and is responsible to purchase, process and ship our green bean coffee from Papua New Guinea to our potential customers in the United States, Europe and Canada. Mr. Yogiyo is a director and the President, Secretary and Treasurer of our 100% owned subsidiary in Papua New Guinea; Coffee Pacifica PNG Ltd. Mr. Yogiyo holds a Bachelor of Agriculture degree from the University of Papua New Guinea and a post-graduate Diploma in Management studies from Mt. Eliza Management College, Mt. Eliza, Australia, post graduate Diploma in Agriculture from Kasetsart University, Bangkok, Thailand, Diploma from University of South Pacific, Alafuna campus, Western Samoa. He has also received training under Person Fellowship with Agriculture Canada at the Morden Agriculture Research Station, Manitoba, Canada. Mr. Yogiyo was an employee of Coffee Industry Corporation of Papua New Guinea for 27 years. Mr. Yogiyo has held positions as Coffee Agronomist, from November 1975 to November 1989, Director of Coffee Research from December 1989 to June 1997 and July 1997 to June 2003, Mr. Yogiyo was the General Manager, Extension Services Division, of Coffee Industry Corporation of Papua New Guinea.

James Fraser , Director

Mr. Fraser is a Barrister and Solicitor in British Columbia, Canada since 1984 and has served as a Director of several non-profit organizations in Canada and Switzerland, including DanceSport BC, Vancouver, B.C. Board of Directors,1982-86, 1987-97,Vice-President, 1989-92, President, 1992-5, 1996-7, Chair, SnowBall Classic IDSF International Open Committee, 1995-96, Member, Canadian Closed Championships Committee, 1985 and 1993, Canadian Amateur DanceSport Association, Toronto, Ontario, Board of Directors,1985-6, 1989-90, 1992-2005 (2 years as Treasurer, 8 years as President), Mr Fraser's administration included presiding over the successful production of an IDSF World DanceSport Championship in Vancouver, International DanceSport Federation, Lausanne, Switzerland, IDSF Presidium (i.e. Board of Directors) 1998-present, Chair, IDSF Legal Commission, 1998-present , IDSF Legal Liaison With International Olympic Committee (IOC), Lausanne, Switzerland, Chair, IDSF Statutes Review Commission, 1998-2004,Chair, IDSF Internet Commission, 2002-2003,Chair, IDSF Festivals Commission, 2002-2004,Chair, Anti-Doping Commission, 2001-2003, Member, Anti-Doping Commission, 2001-2004, 2005-present, IDSF World Anti-Doping Representative, 2001-present, Sharing Our Future Foundation, Burnaby, B.C., Director, 1990-2000 (Fundraising foundation of the Burnaby Association for the Mentally Handicapped), Roy Hamlyn Foundation, Vancouver, B.C., Director, 1997-present (Fundraising foundation for Ballroom Dancing in Vancouver), DanceSport Vancouver Inc., Founder and Director, 2002-present (private company), Wills & Trusts Subsection, Canadian Bar Association, Vancouver (5 years on Executive Committee, including posts of Secretary, Treasurer, Vice-Chair, Chair and Past Chair). Mr. Fraser's current memberships include member of Canadian Bar Association, Canadian Olympic Committee, DanceSport B.C., Institute of Directors (United Kingdom), Law Society of British Columbia, National Trust (United Kingdom), Rotary Club of Burnaby-Metrotown, Roy Hamlyn Foundation, Vancouver Art Gallery, Vancouver Bach Choir, Vancouver Civic Non-Partisan Association, Vancouver Club, Vancouver Historical Society and Vancouver Institute.

Significant Employee

As of December 31, 2006, we do not have any individual who could be classified as a significant employee of the Coffee Pacifica Inc. nor any individual who is expected to make a significant contribution to the business.

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

Section 16(a) Beneficial Ownership Compliance

To the best of our knowledge based on the available information as of December 31, 2006 all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the Securities and Exchange Commission in a timely manner and provided Coffee Pacifica with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Effective December 31, 2004, company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) and our company's Chief Financial Officer being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

*    honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

*    full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

*    compliance with applicable governmental laws, rules and regulations;

*    the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

*    accountability for adherence to the Code of Business Conduct and Ethics.

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

Corporate Governance

No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We will appoint independent directors and directors with financial expertise to our board and committees in the future.

Audit Committee

The current members of the Audit Committee are Shailen Singh, Jon Yogiyo and Terry Klassen, all are considered to be not independent. Our common stock trades on the OTC Bulletin Board under the symbol "CFPC". Thus, Coffee Pacifica is not subject to NASDAQ audit committee requirements. We will appoint independent directors and directors with financial expertise to our board and committees in the future. We do not have any independent board members in our audit committee who are considered to be financial experts.

Compensation Committee

We have established a Compensation Committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for our directors, executive officers and employees. The current members of the Compensation Committee are Shailen Singh, Terry Klassen and James Fraser all are considered to be not independent.

ITEM 10 Executive Compensation

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2006 and 2005. For the year ended December 31, 2006, Shailen Singh and Terry Klassen were paid monthly management of $8,500 and $8,000 respectively. Shailen Singh was issued 550,000 common shares and Terry Klassen was issued 300,000 common shares of Coffee Pacifica for management services. The common shares were issued pursuant to 2005 Directors and Employees Stock Incentive Plan. Terry Klassen was issued 400,000 restricted stock and James Fraser was issued 100,000 restricted stocks. Our officers, directors and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Shailen Singh, President, CFO and Secretary	2006 2005	0 0	0 0	$102,000 $110,500	0 0	0 0	0 0	$800,000 $400,000
Terry Klassen, CEO Director	2006 2005	0 0	0 0	$85,500 $31,650	0 0	0 0	0 0	$853,600 $40,000
Jon Yogiyo, Director	2006 2005		0 0	$62,000 $37,000	0 0	0 0	0 0	0 0
Rhonda Penner-Dunlop, CFO,(Terminated February 5, 2007)	2006 2005	$46,754 0	$20,000 0	0 0	0 0	0 0	0 0	0 0
Kim Moore, CEO of Uncommon Grounds Inc. (Terminated January 2007)	2006 2005	$87,314 $19,322
James Fraser, Director	2006 2005	0 0						$100,000 0

Compensation of Directors

As of the December 31, 2006, we do not have any agreement or arrangement in place for the amount of annual compensation that our directors will receive in the future.

Options/SAR Grants

In January 2006, the Company registered with the Securities and Exchange Commission on Form S-8 "2006 Directors and Key Employee Stock Option Plan" (hereinafter "the Stock Option Plan"), which allows Coffee Pacifica to issue 5,000,000 options to purchase shares of common stock to its directors, employees and employees of the subsidiaries and to individuals providing services. The options would be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the Stock Option Plan. During the year ended December 31, 2006, the Company did not issue any stock options under this Stock Option Plan. Pursuant to the contracts with the Company president, chief executive officer and the former chief financial officer, the Company may issue up to 1,100,000 stock options. These stock options will be fully vested and valued when formalized under a separate stock option agreement with the respective parties.

Employment Agreements

In January of 2006, the Company entered into an agreement with its president whereby the Company agreed to pay monthly management fees of $8,500 per month. In further consideration of other services to be rendered, at the date of this agreement, the Company issued 250,000 S-8 registered free trading common stock. On July 1, 2006, the Company issued an additional 300,000 shares of S-8 registered free trading common stock. Pursuant to the contract with the president, the Company may issue up to 500,000 stock options. These stock options will be fully vested and valued when formalized under a separate stock option agreement.

In July 2006, the Company entered into an agreement with its chief executive officer whereby the Company agreed to pay monthly management fees of $8,000 per month and four hundred thousand (400,000) restricted common shares and two hundred thousand (200,000) S8 registered common shares of the Company. Pursuant to the contract with the chief executive officer the Company may issue up to 500,000 stock options. These stock options will be fully vested and valued when formalized under a separate stock option agreement.

In July, Company also entered into an employment agreement with its former chief financial officer whereby the Company agreed to pay annualized base salary of Eighty Thousand Dollars ($80,000.00) and a contract execution bonus in the form of twenty thousand (20,000) S8 registered common shares of the Company. This contract was terminated on February 5, 2007. Pursuant to the contracts with the former chief financial officer the Company may issue up to 100,000 stock options. These stock options will be fully vested and valued when formalized under a separate stock option agreement.

In October of 2005, the Company entered into agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company agrees to pay annual salaries of $60,000 and $80,000 on a biweekly basis in return for services to Uncommon Grounds, Inc. A contract with one of the officers was terminated in January 2007.

As of December 31, 2006, all our other directors do not have any compensation agreement.

ITEM 11 Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of date of December 31, 2006, with respect to the beneficial ownership of the common shares of Coffee Pacifica by (i) each director, (ii) each executive officer, (iii) each employee, (iv) the directors and officers of the Company as a group, (v) and each person known by Coffee Pacifica to own beneficially more than five percent (5%) of the common shares. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. At December 31, 2006, 27,218,937 shares of common stock were outstanding.

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage (%)
Common Shares	Shailen Singh, President, &Director (1),(2)	3,425,000	12.6%
Common Shares	Jon Yogiyo, Director (1)	2,625,000	9.6%
Common Shares	Terry Klassen, CEO Director (1)	650,000	2.4%
Common Shares	Rhonda Penner- Dunlop (5)	20,000	0.00%
Common Shares	James Fraser	100,000	0.4%
	Officers and Directors as a Group	6,820,000	25.%
Common Shares	Brooks Farrell (3)	2,637,006	9.7%
Common Shares	CEDE & Co (4)	11,559,159	43%

(1) The address of beneficial owners in the table are Shailen Singh, 1210 1200 w73RD Avenue, Vancouver, B.C. V6P 6G5, Jon Yogiyo, P.O. Box 164, Goroka, EHP, Papua New Guinea. T Klassen, 12189 Green Haven Suite 107, Mulkiteo, WA 98275. (2) Shailen Singh's shares are held by South Rim Financial Corp. Mr. Singh is the sole shareholder, officer and director of South Rim Financial Corp. (3) Brooks Farrell, 201 133 East 8 Avenue, Vancouver, B.C. V5T 1R8. (4) CEDE & Co, Bowling Green Station, P.O.Box 20, New York, NY 10004. The beneficial owners of these shares are not known to Coffee Pacifica. (5) Employment terminated February 2007.

Change in Control

As of the date of this report, our management is unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a change of control" of Coffee Pacifica as that term is defined by Item 403(c) of Regulation S-B.

Securities authorized for issuance under equity compensation plans

In January 2006, the Company registered with the Securities and Exchange Commission on Form S-8 "2006 Directors and Key Employee Stock Option Plan" (hereinafter "the Stock Option Plan"), which allows Coffee Pacifica to issue 5,000,000 options to purchase shares of common stock to its directors, employees and employees of the subsidiaries and to individuals providing services. The Stock Option Plan was approved by the shareholders at the annual general meeting held in August 2006. The options would be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the Stock Option Plan. During the year ended December 31, 2006, the Company did not issue any stock options under this Stock Option Plan. Pursuant to the contracts with the Company president, chief executive officer and the former chief financial officer, the Company may issue up to 1,100,000 stock options. These stock options will be fully vested and valued when formalized under a separate stock option agreement with the respective parties.

The 2005 Employee Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Coffee Pacifica and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of the Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares which may be granted under the Plan shall be 6,250,000 shares in the aggregate of Common Stock of Coffee Pacifica Inc. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. During the years ended December 31, 2006 and 2005 we issued 4,452,000 and 1,378,750 shares of our common stock under the 2005 Employee Stock Incentive Plan for Employees and Consultants and 419,250 remain for future issuance.

ITEM 12 Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

In December 2006, a director/stockholder advanced the Company $100,000 under a demand promissory note, at an interest rate of 5% per annum. Interest are payable on a monthly basis in arrears. The demand promissory note is secured against all assets of the Company. During the year ended December 31, 2006, a director was paid $5,000 for the legal services provided to the Company. Additionally, in 2006, Company paid $2,250 for consulting services and purchased computers for $3,817 from a spouse of a former officer of the Company.

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

Director independence

The current members of the board are Shailen Singh, Jon Yogiyo, James Fraser and Terry Klassen. None of the directors are considered to be independent. We will appoint additional independent directors to our board and committees in the future. We do not have any independent board members in our audit committee who are considered to be financial experts.

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

ITEM 14 Principal Accountants Fees and Services

The aggregate fees billed for audit services rendered by our current auditor Williams and Webster, P.S. for the annual financial statements and the review of the financial statements included in our Form 10-KSB and 10-QSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2006 and December 31, 2005 was $19,812 and $25,914.

The aggregate fees billed for tax services rendered by our current auditor Williams and Webster, P.S. for the fiscal years ending December 31, 2006 and December 31, 2005 for the preparation of the corporate tax returns were $3,688 and nil. No other professional services were provided by our auditors.

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

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Secretary and Chief Financial Officer (On behalf of the registrant as its Principal Financial Officer)	March 30, 2007
/s/ Terry Klassen Terry Klassen	Chief Executive Officer (On behalf of the registrant as its Principal Executive Officer )	March 30, 2007

 In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	Chairman, President, Secretary and Chief Financial Officer	March 30, 2007
/s/ Terry Klassen Terry Klassen	Chief Executive Officer, Director	March 30, 2007
/s/ V.S. Jon Yogiyo V.S. Jon Yogiyo	Director	March 30, 2007
/s/ James Fraser James K. Fraser	Director	March 30, 2007