Form 10QSB
period 2007-03-31
COFFEE PACIFICA INC
filed 2007-05-21
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

COFFEE PACIFICA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0466417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2813 7th Street, Berkeley, California	94710-2702
(Address of principal executive offices)	(Zip Code)

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

There were 27,921,334 shares outstanding of common stock of the registrant at March 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  No X

COFFEE PACIFICA, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Condensed Notes to the Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Condensed Notes to the Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

ITEM 1 Financial Statements and Condensed Notes to the Financial Statements

COFFEE PACIFICA, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2007

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

COFFEE PACIFICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,754,503	$77,993
Deposits	346,404	418,504
Receivables	107,516	165,569
Inventory	75,186	133,955
Prepaid expenses	90,779	153,460

Total Current Assets	2,374,388	949,481

Property and equipment, net	309,392	323,289
Trademark, net	57,115	59,711

TOTAL ASSETS	$2,740,895	$1,332,481

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$313,383	$196,133
Note payable	-	100,000
Total Current Liabilities	313,383	296,133

Long Term Liabilities
Convertible debt	2,809,298	-
Less Discount on debt	(2,764,213)	-
Convertible debt, net of discounts	45,085	-

Derivative liability	273,402	-
Total Long Term Liabilities	318,487	-

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
27,921,334 shares and 27,218,937 shares, respectively, issued and outstanding	23,122	22,420
Additional paid-in capital	16,557,497	13,903,694
Accumulated deficit	(14,471,594)	(12,889,766)

Total Stockholders' Equity	2,109,025	1,036,348

Total Liabilities and Stockholders' Equity	$2,740,895	$1,332,481

.

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATION

	Three Months Ended March 31,2007 (Unaudited)	Three Months Ended March 31,2006 (Unaudited)

REVENUE	$392,612	$1,214,031
Cost of sales	217,197	803,054

GROSS PROFIT	175,415	410,977

EXPENSES
Marketing	327,015	700,000
General and administrative expenses	818,451	2,638,192
Total expenses	1,145,466	3,338,192

LOSS FROM OPERATIONS	(970,051)	(2,927,215)

NON-OPEERATING EXPENSES
Amortization of warrants	31,146	-
Amortization of derivatives and original discount at 16%	13,939	-
Non-cash financing expenses	351,582	-
Cash financing expenses	215,000	-
Gain on derivative liability	(690)	-

LOSS BEFORE TAXES	(1,581,028)	(2,927,215)

INCOME TAX EXPENSE	(800)	-

NET LOSS	$(1,581,828)	$(2,927,215)

BASIC & DILUTED NET LOSS PER SHARE	$(0.06)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	27,804,268	23,607,607

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance December 31, 2005	21,141,901	$16,913	$5,518,561	(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.41per share	5,427,000	4,937	7,601,703	-	7,606,640
Miscellanous share adjustment	36	-	-	-	-
Net loss for year ended December 31, 2006	-	-	-	(8,530,598)	(8,530,598)
Balance December 31,2006	27,218,937	22,420	13,903,694	(12,889,766)	1,036,348

Shares issued for services & financing costs
. at an average price $0.78 per share	702,397	702	547,168	-	547,870
Warrants issued	-	-	2,106,635	-	2,106,635
Net loss for period ended March 31, 2007	-	-	-	(1,581,828)	(1,581,828)
Balance March 31,2007 (Unaudited)	27,921,334	$23,122	$16,557,497	$(14,471,594)	$2,109,025

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007 (Unaudited)	Three Months Ended March 31, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,581,828)	$(2,927,215)
Non-cash items not involving cash:
Common stock issued for services & financing costs	547,870	3,607,500
Amortization of warrants	31,146	-
Amortization of derivative and original discount	13,939	-
Non-cash financing expenses	130,727	-
Gain on derivative liabilities	(690)	-
Bad debt	1,397	-
Amortization and depreciation	18,398	15,152
Changes in other assets and liabilities:
Deposits decrease/(increase)	72,100	(42,631)
Receivables decrease/(increase)	56,656	(313,798)
Prepaid expense decrease/(increase)	62,681	(689,976)
Inventory decrease/ (increase)	58,769	68,241
Accounts payable increase (decrease)	117,250	(5,263)

NET CASH USED IN OPERATING ACTIVITIES	(471,585)	(286,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,905)	(1,470)

NET CASH USED IN INVESTING ACTIVITIES	(1,905)	(1,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	534,000
Net proceeds from convertible notes	2,035,000	-
Financing expenses related to convertible note	215,000	-
Payments of note payable	-	(50,171)
Payment from borrowing, related party	(100,000)	-
Payments of shareholders debt	-	(11,266)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,150,000	472,563

NET INCREASE (DECREASE) IN CASH	1,676,510	184,840

CASH AT BEGINNING OF PERIOD	77,993	180,862

CASH AT END OF PERIOD	$1,754,503	$365,702

SUPPLEMENTAL INFORMATION:

Interest paid	$$1,278	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the periods ended March 31, 2007 and 2006, the Company incurred $ 215,916 and $64,898 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2007 and December 31, 2006, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended March 31, 2007 and 2006.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at March 31, 2007 and December 31, 2006, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2007 and 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At March 31, 2007, 4,878,695 common stock equivalents were outstanding.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the year ended December 31, 2006 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at March 31, 2007 and December 31, 2006, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

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

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the consideration received or the fair value of the stock issued, whichever is more reliably measurable.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At March 31, 2007 and December 31, 2006, the Company had accumulated deficits of $14,471,594 and $12,889,766, respectively, in addition to limited cash and unprofitable operations. For the period ended March 31, 2007 and year ended December 31, 2006, the Company sustained net losses of $1,581,828 and $8,530,598. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 5 - INVENTORY

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Green beans	$47,296	$103,292
Roasted coffee	$2,486	$ 1,345
Allied products	$25,404	$ 29,318
Total	$75,186	$ 133,955

NOTE 5 - TRADEMARK

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management's evaluation of the previous annual Uncommon Grounds Inc. sales data. Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired. Coffee Pacifica did not incur any trademark impairment adjustment for the years ended December 31, 2006 and 2005. It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur. The trademark amortization expenses for periods ended March 31, 2007 and 2006 were $2,596 and $2,596, respectively.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:
	December 31, 2007	December 31, 2006
Machinery and equipment	$323,912	$322,008
Vehicles	22,800	22,800
Office equipment	49,931	49,931
Less accumulated amortization	(87,251)	(71,450)
	$309,392	$323,289

Depreciation expense was $15,801 and $12,556 in each of the periods ended March 31, 2007 and 2006, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2006, a stockholder advanced the Company $100,000 under a demand promissory note, at an interest rate of 5% per annum. The demand promissory note of $100,000 plus interest of $1,278 was paid in March 2007.

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

Political and social instability in Papua New Guinea may also negatively impact our supply of green coffee beans and our purchasing costs. We purchase green bean coffee from Papua New Guinea. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea may adversely affect our business operations. In particular, instability in coffee growing regions of Papua New Guinea could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of our business. It could also lead to an increase in our purchasing costs and increased operating costs. This may impair our business. No provision for possible loss has been included in these financial statements.

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and also provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $ 10,590 and $9,724 for the periods ended March 31, 2007 and 2006 respectively.

Future lease payments required subsequent to March 31, 2007 are as follows:

Years	Amount
2007	$32,300
2008	$44,177
2009	$26,215

NOTE 9 - CONVERTIBLE NOTES

On March 19, 2007, the Company, pursuant to subscription agreements, issued convertible promissory notes in the principal amount of $2,678,571 (the "Convertible Notes") to purchase shares of the Company's common stock for total gross proceeds of $2,250,000 and paid, an original discount of 16% totalling $428,571. The Convertibles Notes are due March 19, 2009 or unless sooner converted or retired by the Company. The Convertible Notes are a liability that may be converted into shares of the Company prior to payoff by the Company. During the period the registration statement is effective, and prior to conversion of the Convertible Notes, the Company may give a thirty (30) business days notice of its intent to redeem the Convertible Notes, in whole or in part, by paying to the note holders a sum of money equal to one hundred and twenty percent (120%) of the principal amount of the Convertible Notes being redeemed, together with any accrued or payable interest and penalties to the note holders arising under the Convertible Notes. The Convertible Notes also have a contingent put option that allows the note holders to demand payment if the Company completes another offering or is in default. The Convertible Notes are convertible into the shares of the common stock of the Company, at the option of the note holders at any time during the period the registration statement is effective. The maximum number of shares to be converted, based on the principal amount of $2,678,571 is as follows:

						Closing	Closing	Share
Issue	Maturity		Gross	16%	Warrants	VWAP	85% of	Maximum
Date	Date	Principal	Proceeds	Discount	Issued	10 Day	VWAP	Conversion
March 19, 2007	March 19, 2009	$2,678,571	$2,250,000	$428,571	3,438,033	$0.7791	$0.6622	4,044,958

The note holders shall have the right, until the Convertible Notes are paid in full, to convert any or all outstanding and unpaid amounts of principal and interest owed on the Convertible Notes, at the election of the holders. The number of shares of common stock to be issued upon each conversion of this Convertible Notes shall be determined by dividing that portion of the principal and interest owed on the Convertible Notes to be converted, by the Conversion Price. The Conversion Price per share shall be eighty-five percent (85%) of the weighted average volume price of the Common Stock using the AQR function as reported by Bloomberg L.P. ("VWAP") for the ten (10) trading days preceding the closing date ($0.6622).

In conjunction with the Convertible Notes, the Company issued, to the note holders, warrants to purchase 3,438,033 shares of the Company's common stock and also issued, to a broker, warrants to purchase 240,662 shares of the Company's common stock (the "Warrants"). The Warrants are exercisable after March 19, 2007, into common stock at an exercise price of $0.6622 per share and expire on March 18, 2010. The Warrants may be exercised, either on a cash or cashless basis, at the option of the Warrant holders. If the Fair Market Value of one share of common stock is greater than the Purchase Price (at the date of calculation as set forth below), in lieu of exercising the Warrant for cash, the Warrant holder may elect to receive shares, equal to the value (as determined using the following formula) of the Warrant by surrendering the Warrant to the Company: X = Y (A-B)/A ; Where X = the number of shares of Common Stock to be issued to the holder, Y = the number of shares of Common Stock purchasable under the Warrant, A = the average of the closing sale prices of the Common Stock for the five (5) Trading Days immediately prior to, but not including, the Exercise Date, B = Purchase Price (as adjusted to the date of such calculation). The Warrant Shares issued in a cashless exercise transaction shall be deemed to have been acquired by the Holder, and the holding period for the Warrant Shares shall be deemed to have commenced, on the date this Warrant was originally issued pursuant to the Subscription Agreement.

Accounting for the Conversion and the Warrants Issued as Part of the Convertible Note Financing

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability. The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is approximately 4,044,958 or indeterminable and the registration of such shares is out of the control of the Company. Therefore, the conversion option and the contingent put option are classified as a liability in accordance with the provisions of EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and measured at fair value with changes in fair value recorded in the consolidated statements of operations. Furthermore, the Company is also unable to conclude that it would have a sufficient number of authorized and unissued shares to satisfy outstanding warrants, after considering other commitments that may require the issuance of shares during the life of the warrants, in particular those with respect to the conversion option discussed above. In addition, the shares underlying the warrants are also subject to registration rights. As a result, the warrants are also classified as a liability at fair value with changes in fair value recorded in the consolidated statements of operations. The original discount on debt is amortized over the life of the debt. The Black-Scholes fair market value of warrants is recorded to additional paid in capital.

The contingent put option allows the holder to force repayment of the principal (puttable at par) if the Company completes an offering. Therefore, the contingent put option would be classified as a liability in accordance with the provisions of EITF Issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations, if any.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

 Warrants

The following summarizes the stock purchase warrant transactions for the three months ended March 31, 2007:
	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2007	-	-
Warrants issued	3,678,695	$0.57
Warrants exercised	-	-
Warrants forfeited/expired/cancelled	-	-
Outstanding, March 31, 2007	3,678,695	$0.57

The fair value of the Warrants as at March 31, 2007, was $2,106,635 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

March 31, 2007
Risk free interest rate	4.93%
Expected life	3 years
Expected volatility	134%
Dividend per share	$Nil

The Company incurred cash financing expense of $215,000 and non cash financing expense of $351,582 in connection with the issuance of the Convertible Notes and Warrants. A derivative liability of $273,402 is deferred and amortized using the effective interest method. At March 31, 2007, the Company amortized $13,939 related to original discount of 16% on debt and derivative liability, and $31,146 of discount of debt related to warrants. For the period ended March 31, 2007, the Company recorded $690 as unrealized gains arising from the change in the fair value of the derivative liability.

NOTE 10 - COMMON STOCK

In March, 2007 the Company issued 702,397 shares of common stock for payment of expenses, including financing fees of $220,855 and marketing services $327,015, in the amount of $547,870. As of March 31, 2007, $327,015 was charged to expenses and $220,855 was charged to non-cash financing expenses.

NOTE 11 - 2005 STOCK INCENTIVE PLAN

In July 2005, the Company's board of directors approved the Company's 2005 Stock Incentive Plan (hereinafter the "2005 Plan"), which allowed the Company to issue up 6,250,000 shares of the Company's common stock to officers, directors, employees and consultants. All 6,250,000 shares issuable in accordance with the 2005 Plan have been registered with the Securities and Exchange Commission on Form S-8. As of December 31, 2006, the Company had issued 5,830,750 shares under the 2005 Plan. An additional 419,250 shares was issued, under the 2005 Plan, in March 2007.

NOTE 12 - 2006 STOCK OPTION PLAN

In January 2006, the Company registered with the Securities and Exchange Commission, on Form S-8, the "2006 Directors and Key Employee Stock Option Plan" (the "2006 Plan"), which allows Coffee Pacifica to issue, to its directors, employees and employees of the subsidiaries and to individuals providing services, options to purchase up to 5,000,000 shares of the Company's common stock. The 2006 Plan provides that the options are to be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the 2006 Plan. During the period ended March 31, 2007, the Company did not issue any stock options under the 2006 Plan. Pursuant to respective contracts with the Company's President, Chief Executive Officer and the former Chief Financial Officer, the Company issued options, to those individuals, to purchase up to 1,100,000 shares of the Company's common stock. These options were fully vested when issued on April 12, 2007 and have an exercise price equal to the fair market value of the Company's common stock ($1.10) on the date of issuance. The Company also issued 100,000 stock options at fair market price of $1.72 on April 16, 2007 to the Company's Chief Executive officer pursuant to a management contract.

NOTE 13 - INCOME TAXES

At March 31, 2007 and December 31, 2006, the Company had deferred tax assets of approximately $4,896,000 and $4,352,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at March 31, 2007 and December 31, 2006.

The significant components of the deferred tax assets at March 31, 2007 and December 31, 2006 were as follows:
	March 31, 2007	December 31, 2006
Net operating loss carryforward	$14,400,000	$12,800,000

Deferred tax asset	$4,896,000	$4,352,000
Deferred tax asset valuation allowance	$(4,896,000)	$(4,352,000)

At March 31, 2007 and December 31, 2006 the Company has net operating loss carryforwards of approximately $14,400,000 and $12,800,000, respectively, which expire in the years 2022 through 2026. The change in the allowance account from March 31, 2007 to December 31, 2006 was $544,000.

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

NOTE 16 - SUBSEQUENT EVENTS

Effective April 16, 2007, the Company executed a management agreement with Terry Klassen to act as the chief executive officer for a period of 36 months. Under the agreement, the Company will pay a monthly management fee of ten thousand dollars ($10,000) and has paid a bonus of one hundred thousand dollars ($100,000) upon execution of the management agreement. The Company also granted Terry Klassen stock options to purchase up to three hundred thousand (300,000) shares of Company's common stock, prior to January 1, 2010, at an exercise price per share to be established by the Board. The first one-third (1/3) of the stock option (100,000 shares) shall fully vest on the April 16, 2007 and the remaining two-thirds (2/3) of the stock option (200,000 shares) shall fully vest on April 2, 2008.

On April 12, 2007, the Company issued 1,100,000 stock options pursuant to the contracts with the Company president, chief executive officer and the former chief financial officer, of the Company. These stock options were issued on April 12, 2007 at fair market price of $1.10 per share. The stock options are fully vested and valued at fair market price as formalized under the separate stock option agreements with the respective parties.

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

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

On March 19, 2007, we completed a funding of $2,250,000 which provided the vital working capital to assist with the growth of our business. The working capital funds are being used to purchase increased volumes of coffees from Papua New Guinea, Ethiopian fair trade and organic certified and the famous "Penlyne Castle" brand of Jamaican Blue Mountain coffees. The increased supply of coffees from three different origins will translate into higher revenues in the third and fourth quarters of 2007 and into 2008. Importantly "Penlyne Castle" brand of Jamaican Blue Mountain coffees selling at or above $20 per lbs green beans will boost our revenue with increased quantity of coffees. Secondly, our "Growers Direct" marketing strategy is also gaining momentum and several additional coffee farmer co-operatives from different countries are expected to join our distribution system in 2007. Our historical three-fold annual revenue growth trend is anticipated to continue well beyond 2007. Our revenue for the quarter ended March 31, 2007 was $392,612 compared to $1,214,031 for the March 31, 2006 quarter. The coffee seasonality factors in Papua New Guinea contributed to lower revenue in this quarter. However, we anticipate significantly larger increase in revenue in third and fourth quarters of 2007 due to the same seasonality factors. The revenue growth trend will continue as we introduce the Ethiopian organic and fair trade certified coffees to our existing customers. Addition of Ethiopian coffee will generate increased revenue in the third and fourth quarters and into 2008 complementing the Jamaican "Penlyne Castle" and Papua New Guinea ("PNG") bean crop cycle. Our gross profit also improved on sales in the quarter ended March 31, 2007 to approximately 45% compared to 34% in 2006. The increase is attributed to improved cost management. In 2007, we anticipate higher gross margins and increased revenues by selling our green beans at premium prices and the forecasted higher New York "C" contract prices. Our operating expenses for quarter ended March 31, 2007 was $970,051 compared to $2,927,215 in 2006. The general and administration expenses decreased in 2007 to $818,451 from $2,638,192 in 2006, the marketing expenses decreased by $372,985 to $ 327,015 in 2007 compared to $700,000 in 2006. The general and administration expenses of $818,451 included travel $46,256, professional fees $66,134, advertising and promotion $215,916, office expense $368,996 and consulting $121,149. During the quarter ended March 31, 2007, we expensed convertible note related expenses; amortization of warrants $31,149, amortization of derivative and original discount of $13,939, financing expenses $566,582 and unrealized gain on derivate liability of $690. The net loss for the quarter ended March 31, 2007 was $1,581,828 compared to $2,927,215 in 2006. The increase in losses was attributed to common shares issued for certain expenses and services recorded at fair market value which aggregated to $547,870 (2007) and $3,607,500 (2006). For the quarter ended March 31, 2006, we generated revenue of $1,214,031 and incurred a net loss of $2,927,215 consisting of following expenses; marketing $700,000 and general and administrative expenses of $2,638,192 which included travel $30,380, professional fees $85,977, advertising and promotion $64,898, office expenses $673,104 and consulting $1,783,833. Our accumulated losses as of March 31, 2007 were $14,471,594. At March 31, 2007, we had $2,374,388 in current assets and $313,383 in current liabilities. Our long term liabilities, at March 31, 2007, resulting from the convertible notes funding was $2,809,298 for convertible debt, net of discounts and $2,764,213 for discount on debt and we recorded a derivate liability of $273,402. At March 31, 2007, Coffee Pacifica had $2,100,907 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is used for working capital.

Coffee Pacifica continues to be in discussions with and is in the process of evaluating green bean coffees from other countries to add to product offerings. We expect to add green bean coffee from another origin in 2007. We continue to evaluate other regional coffee roasting companies as potential acquisition targets. Coffee Pacifica intends to acquire at least one other regional coffee roasting company to become a significant "Tree to Cup" vertically integrated coffee company.

To obtain additional cash flow for its on-going operations, the Company entered into subscription agreements with five investors on March 19, 2007. The five investors are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the consultant who we believe is capable of evaluating the merits and risks of an investment in our common stock. Coffee Pacifica received gross proceeds of $2,250,000 by the issuance of $2,678,571 of Convertible Notes ("Notes") at an original discount of 16%.. The Notes are due March 18, 2009, may be converted, at the option of the note-holders, into shares of common stock of Coffee Pacifica, Inc. at the conversion price of eighty-five percent (85%) of the preceding ten (10) trading days weighted average volume price of the common stock using the AQR function as reported by Bloomberg L.P. ("VWAP"). The conversion rate on March 19, 2007 was $0.6622 and the maximum number of shares to be converted was 4,044,958. The Company also issued 3,438,033 Class A warrants equal to that subscriber's pro rata portion of the note principal divided by the ten (10) trading day VWAP. The per warrant share exercise price for a Class A warrant shall be equal to eighty-five percent (85%) of the VWAP or $0.6622. The warrants shall be exercisable until March 18, 2010. The gross proceeds will be used by Coffee Pacifica for general working capital purposes. Coffee Pacifica also issued 240,662 Class A Warrants to a consultant related to financing. At March 31, 2007, the Black-Scholes fair market value of the warrants, $2,106,635, was charged to discount on debts and $31,146 amortization of warrants was expensed.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report for the financial statements for the year ended December 31, 2006 as a result of our limited revenue and accumulated losses. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Coffee Pacifica may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Coffee Pacifica Common Stock

As of March 31, 2007, directors and officers collectively owned approximately 25% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.66 and $2.40 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in this Report on Form 10-QSB.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and December 31, 2006.

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

Trademark

On October 10, 2005, the Company recorded a registered trademark for $72,691. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Coffee Pacifica has performed an evaluation of its trademark on December 31, 2006. The test for impairment revealed that there was no impairment of the trademark.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended March 31, 2007 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at March 31, 2007, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

ITEM 3 CONTROLS AND PROCEDURES

On March 31, 2007, Coffee Pacifica carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Coffee Pacifica's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Coffee Pacifica's disclosure controls and procedures were effective.

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

There were no significant changes in Coffee Pacifica's internal controls or in other factors that could significantly affect these controls from December 31, 2006 to March 31, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are party to two lawsuits. We are unaware of any other litigation pending or threatened by or against Coffee Pacifica.

Coffee Pacifica, Inc. filed a lawsuit on May 19, 2005 against its former director, Brooks Farrell, requesting that Brooks Farrell return 2,637,006 of non-free-trading shares of common stock issued to him. This action stems from a lack of performance under an agreement between Brooks Farrell and the Company, and the issuance of stock as a prepayment for services to be rendered under the contract. This action is being prosecuted in the First Judicial District Court of the State of Nevada in Carson City, Nevada. On July 26, 2005, Brooks Farrell filed his defense and a counter claim against Coffee Pacifica and its directors; Shailen Singh, Jon Yogiyo, Benard Goma and Jikien McKenzie seeking damages and removal of the Rule 144 legend from the share certificates to allow Brooks Farrell to sell the 2,637,006 shares. All directors have been dismissed from the case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Securities

The 2005 Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Coffee Pacifica and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of Coffee Pacifica and its subsidiary, to join the interests of employees and consultants with the interests of the shareholders of Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares which may be granted under the Plan shall be 6,250,000 shares in the aggregate of Common Stock of Coffee Pacifica Inc. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. During the years ended December 31, 2006 and 2005 we issued 4,452,000 and 1,378,750 shares of our common stock under the 2005 Employee Stock Incentive Plan for Employees and Consultants and 419,250 was issued during the quarter ended March 31, 2007 for the payment of marketing services, valued at fair market price of $327,015.

Recent Sales of Unregistered Securities

In March, 2007 we issued 283,147 Restricted Rule 144 shares of common stock to a consultant for payment related to financing services. Total value of the services valued at the fair market price was $220,855. The consultant is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the consultant who we believe is capable of evaluating the merits and risks of an investment in our common stock.

To obtain additional cash flow for its on-going operations, the Company entered into subscription agreements with five investors on March 19, 2007. The five investors are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the consultant who we believe is capable of evaluating the merits and risks of an investment in our common stock. Coffee Pacifica received gross proceeds of $2,250,000 by the issuance of $2,678,571 of Convertible Notes ("Notes") at an original discount of 16%. The $428,571, discount on convertible note is amortized over the life of the debt. The Notes are due March 18, 2009, may be converted, at the option of the note-holders into shares of common stock of Coffee Pacifica, Inc. at the conversion price of eighty-five percent (85%) of the preceding ten (10) trading days weighted average volume price of the common stock using the AQR function as reported by Bloomberg L.P. ("VWAP"). The conversion rate on March 19, 2007 was $0.6622 and the maximum number of shares to be converted was 4,044,958. The Company also issued 3,438,033 Class A warrants equal to that subscriber's pro rata portion of the note principal divided by the ten (10) trading day VWAP. The per warrant share exercise price for a Class A warrant shall be equal to eighty-five percent (85%) of the VWAP or $0.6622. The warrants shall be exercisable until March 18, 2010. The gross proceeds will be used by Coffee Pacifica for general working capital purposes. Coffee Pacifica also issued 240,662 Class A Warrants to a consultant related to financing.

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended March 31, 2007, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5 OTHER INFORMATION

No material changes were made to the procedures by which security holders may recommend nominees to the Coffee Pacifica's board of directors.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

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

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Secretary and Chief Financial Officer (On behalf of the registrant as its Principal Financial Officer)	May 21, 2007
/s/ Terry Klassen Terry Klassen	Chief Executive Officer (On behalf of the registrant as its Principal Executive Officer )	May 21, 2007