Form 10QSB/A
period 2007-03-31
COFFEE PACIFICA INC
filed 2007-05-22
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB Amended
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

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance December 31, 2005	21,141,901	$16,913	$5,518,561	(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.41per share	5,427,000	4,937	7,601,703	-	7,606,640
Miscellanous share adjustment	36	-	-	-	-
Net loss for year ended December 31, 2006	-	-	-	(8,530,598)	(8,530,598)
Balance December 31,2006	27,218,937	22,420	13,903,694	(12,889,766)	1,036,348

Shares issued for services & financing costs
. at an average price $0.78 per share	702,397	702	547,168	-	547,870
Warrants issued	-	-	2,106,635	-	2,106,635
Net loss for period ended March 31, 2007	-	-	-	(1,581,828)	(1,581,828)
Balance March 31,2007 (Unaudited)	27,921,334	$23,122	$16,557,497	$(14,471,594)	$2,109,025

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007 (Unaudited)	Three Months Ended March 31, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,581,828)	$(2,927,215)
Non-cash items not involving cash:
Common stock issued for services & financing costs	547,870	3,607,500
Amortization of warrants	31,146	-
Amortization of derivative and original discount	13,939	-
Non-cash financing expenses	130,727	-
Gain on derivative liabilities	(690)	-
Bad debt	1,397	-
Amortization and depreciation	18,398	15,152
Changes in other assets and liabilities:
Deposits decrease/(increase)	72,100	(42,631)
Receivables decrease/(increase)	56,656	(313,798)
Prepaid expense decrease/(increase)	62,681	(689,976)
Inventory decrease/ (increase)	58,769	68,241
Accounts payable increase (decrease)	117,250	(5,263)

NET CASH USED IN OPERATING ACTIVITIES	(471,585)	(286,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,905)	(1,470)

NET CASH USED IN INVESTING ACTIVITIES	(1,905)	(1,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	534,000
Net proceeds from convertible notes	2,250,000	-
Payments of note payable	-	(50,171)
Payment from borrowing, related party	(100,000)	-
Payments of shareholders debt	-	(11,266)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,150,000	472,563

NET INCREASE (DECREASE) IN CASH	1,676,510	184,840

CASH AT BEGINNING OF PERIOD	77,993	180,862

CASH AT END OF PERIOD	$1,754,503	$365,702

SUPPLEMENTAL INFORMATION:

Interest paid	$$1,278	$-
Income taxes paid	$-	$-

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

NOTE 9 - CONVERTIBLE NOTES

On March 19, 2007, the Company, pursuant to subscription agreements, issued convertible promissory notes in the principal amount of $2,678,571 (the "Convertible Notes") to purchase shares of the Company's common stock for total net proceeds of $2,250,000 and paid, an original discount of 16% totalling $428,571. The Convertibles Notes are due March 19, 2009 or unless sooner converted or retired by the Company. The Convertible Notes are a liability that may be converted into shares of the Company prior to payoff by the Company. During the period the registration statement is effective, and prior to conversion of the Convertible Notes, the Company may give a thirty (30) business days notice of its intent to redeem the Convertible Notes, in whole or in part, by paying to the note holders a sum of money equal to one hundred and twenty percent (120%) of the principal amount of the Convertible Notes being redeemed, together with any accrued or payable interest and penalties to the note holders arising under the Convertible Notes. The Convertible Notes also have a contingent put option that allows the note holders to demand payment if the Company completes another offering or is in default. The Convertible Notes are convertible into the shares of the common stock of the Company, at the option of the note holders at any time during the period the registration statement is effective. The maximum number of shares to be converted, based on the principal amount of $2,678,571 is as follows:

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

Accounting for the Conversion and the Warrants Issued as Part of the Convertible Note Financing

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability. The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is approximately 4,044,958 or indeterminable and the registration of such shares is out of the control of the Company. Therefore, the conversion option and the contingent put option are classified as a liability in accordance with the provisions of EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and measured at fair value with changes in fair value recorded in the consolidated statements of operations. Furthermore, the Company is also unable to conclude that it would have a sufficient number of authorized and unissued shares to satisfy outstanding warrants, after considering other commitments that may require the issuance of shares during the life of the warrants, in particular those with respect to the conversion option discussed above. In addition, the shares underlying the warrants are also subject to registration rights. The original discount on debt is amortized over the life of the debt. The warrants were valued using the Black-Scholes fair market value and amortized over the life of the debt.

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