Form 10QSB
period 2007-06-30
COFFEE PACIFICA INC
filed 2007-08-14
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-QSB
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 29,896,334 shares outstanding of common stock of the registrant at June 30, 2007.

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

June 30, 2007

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

                           Condensed Notes to the Consolidated Financial Statements

COFFEE PACIFICA, INC. CONSOLIDATED BALANCE SHEETS
	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$565,590	$77,993
Deposits	994,953	418,504
Receivables	73,437	165,569
Inventory	57,412	133,955
Prepaid expenses	1,033,448	153,460
Total Current Assets	2,724,840	949,481

Property and equipment, net	320,012	323,289
Trademark, net	54,519	59,711

TOTAL ASSETS	$3,099,371	$1,332,481

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$202,506	$196,133
Note payable	18,750	100,000
Total Current Liabilities	221,256	296,133
Long Term Liabilities
Convertible debt	2,809,298	-
Less Discount on debt	(2,809,298)	-
Amortization portion of discount net of discounts	389,249	-
Convertible debt, net of discounts	389,249	-

Derivative liability	405,702	-
Liquidated liability	120,537	-
Total Long Term Liabilities	915,488	-

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
29,896,334 shares and 27,218,937 shares, respectively, issued and outstanding	25,097	22,420
Additional paid-in capital	20,716,171	13,903,694
Accumulated deficit	(18,778,641)	(12,889,766)
Total Stockholders' Equity	1,962,627	1,036,348

Total Liabilities and Stockholders' Equity	$3,099,371	$1,332,481

.

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.
CONSOLIDATED STATEMENTS OF OPERATION
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$251,577	$524,878	$644,189	$1,738,909
Cost of Sales	102,920	322,312	320,117	1,125,366
GROSS PROFIT	148,657	202,566	324,072	613,543

EXPENSES
Compensation expenses - options	820,400	-	820,400
Marketing	826,500	700,000	1,153,515	1,400,000
General and administrative expenses	2,211,803	519,566	3,030,254	3,157,758
TOTAL EXPENSES	3,858,703	1,219,566	5,004,169	4,557,758

LOSS FROM OPERATIONS	(3,710,046)	(1,017,000)	(4,680,097)	(3,944,215)

NON-OPERATION EXPENSES
Amortization of warrants	263,329	-	294,475	-
Amortization of derivatives and original discount at 16%	80,835	-	94,774	-
Non-cash financing expenses	-	-	130,727	-
Cash financing expenses	-	-	435,855	-
Loss on derivative liability	132,300	-	131,610	-
Liquidated penalty	120,537	-	120,537	-
LOSS BEFORE TAXES	(4,307,047)	(1,017,000)	(5,888,075)	(3,944,215)

INCOME TAX EXPENSE	-	-	800	-
NET LOSS	$(4,307,047)	$(1,017,000)	$(5,888,875)	$(3,944,215)

BASIC & DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.04)	$(0.20)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC &
DILUTED	29,193,851	23,607,607	29,310,917	23,991,901

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance December 31, 2005	21,141,901	$16,913	$5,518,561	(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.41per share	5,427,000	4,937	7,601,703	-	7,606,640
Miscellanous share adjustment	36	-	-	-	-
Net loss for year ended December 31, 2006	-	-	-	(8,530,598)	(8,530,598)
Balance December 31,2006	27,218,937	22,420	13,903,694	(12,889,766)	1,036,348

Shares issued for services & financing costs
. at an average price $1.45 per share	2,677,397	2,677	3,885,442	-	3,888,119
Warrants issued	-	-	2,106,635	-	2,106,635
Stock options issued			820,400		820,400
Net loss for period ended June 30, 2007	-	-	-	(5,888,875)	(5,888,875)
Balance June 30,2007 (Unaudited)	29,896,334	$25,097	$20,716,171	$(18,778,641)	$1,962,627

The accompanying condensed notes are an integral part of these consolidated financial statements.

COFFEE PACIFICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007 (Unaudited)	Six Months Ended June 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,888,875)	$(3,944,215)
Non-cash items not involving cash:
Common stock issued for services & financing costs	3,888,119	3,607,500
Amortization of warrants	294,475	-
Amortization of derivative and original discount	94,774	-
Non-cash financing expenses	130,727	-
Compensation expenses	820,400	-
Liquidated penalty	120,537	-
Loss on derivative liabilities	131,610	-
Bad debt	1,397	-
Amortization and depreciation	38,303	33,761
Changes in other assets and liabilities:
Deposits decrease/(increase)	(576,449)	(389,456)
Receivables decrease/(increase)	90,736	11,638
Prepaid expense decrease/(increase)	(879,988)	123,487
Inventory decrease/ (increase)	76,543	168,155
Accounts payable increase (decrease)	6,372	(5,129)

NET CASH USED IN OPERATING ACTIVITIES	(1,651,319)	(394,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(29,834)	(3,952)

NET CASH USED IN INVESTING ACTIVITIES	(29,834)	(3,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	534,000
Proceeds Note Payable	18,750
Net proceeds from convertible notes	2,250,000	-
Payments of note payable	-	(50,171)
Payment from borrowing, related party	(100,000)	-
Payments of shareholders debt	-	(11,266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,168,750	472,563

NET INCREASE (DECREASE) IN CASH	487,597	74,352

CASH AT BEGINNING OF PERIOD	77,993	180,862

CASH AT END OF PERIOD	$565,590	$255,214

SUPPLEMENTAL INFORMATION:

Interest paid	$$1,278	$-
Income taxes paid	$-	$-
NON CASH FINANCING & FINANCING ACTIVITIES
Warrants issued	$2,106,635	$-

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

Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Coffee Pacifica, Inc (hereinafter "The Company" or "Coffee Pacifica") was incorporated on December 21, 2001, under the laws of the State of Nevada. Coffee Pacifica is a world-wide marketer and distributor of Papua New Guinea grown green bean coffee to coffee vendors in the United States, Canada and Europe. In addition, the Company through its subsidiary, Uncommon Grounds, Inc., operates a coffee roasting facility in Berkeley, California that supplies freshly roasted coffee beans to its retail and wholesale customers throughout the United States.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the periods ended June 30 , 2007 and 2006, the Company incurred $ 281,318 and $140,519 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2007 and December 31, 2006, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended June 30, 2007 and 2006.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at June 30, 2007 and December 31, 2006, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2007 and 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At June 30, 2007, 4,778,695 common stock equivalents were outstanding.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the year ended December 31, 2006 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at June 30, 2007 and December 31, 2006, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

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

Stock Option

At June 30, 2007, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment". Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option pricing model, at the date of grant and is expensed over the award's vesting period. Expected volatility is based on the historical volatility of the company's common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from April 16, 2007 to June 30, 2007 there have been no forfeitures and cancellations.

NOTE 4 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At June 30, 2007 and December 31, 2006, the Company had accumulated deficits of $18,778,641 and $12,889,766, respectively, in addition to limited cash and unprofitable operations. For the period ended June 30, 2007 and year ended December 31, 2006, the Company sustained net losses of $5,888,875 and $8,530,598. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 5 - INVENTORY

Inventories consist of the following:
	June 30, 2007	December 31, 2006
Green beans	$26,991	$103,292
Roasted coffee	$2,692	$ 1,345
Allied products	$27,729	$ 29,318
Total	$57,412	$ 133,955

NOTE 5 - TRADEMARK

On October 10, 2005, Coffee Pacifica's purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management's evaluation of the previous annual Uncommon Grounds Inc. sales data. Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired. Coffee Pacifica did not incur any trademark impairment adjustment for the years ended December 31, 2006 and 2005. It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur. The trademark amortization expenses for periods ended June 30, 2007 and 2006 were $5,192 and $5,192, respectively.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:
	June 30, 2007	December 31, 2006
Machinery and equipment	$329,842	$322,008
Vehicles	44,800	22,800
Office equipment	49,931	49,931
Less accumulated amortization	(104,561)	(71,450)
	$320,012	$323,289

Depreciation expense was $33,111 and $28,570 in each of the periods ended June 30, 2007 and 2006, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2006, a stockholder advanced the Company $100,000 under a demand promissory note, at an interest rate of 5% per annum. The demand promissory note of $100,000 plus interest of $1,278 was paid in March, 2007.

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

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and also provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $ 21,180 and $19,448 for the periods ended June 30, 2007 and 2006 respectively.

Future lease payments required subsequent to June 30, 2007 are as follows:

Years	Amount
2007	$21,710
2008	$44,177
2009	$26,215

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

 Warrants

The following summarizes the stock purchase warrant transactions for the six months ended June 30, 2007:
	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2007	-	-
Warrants issued	3,678,695	$0.57
Warrants exercised	-	-
Warrants forfeited/expired/cancelled	-	-
Outstanding, March 31, 2007	3,678,695	$0.57

The fair value of the Warrants as at June 30, 2007, was $2,106,635 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

June 30, 2007
Risk free interest rate	4.93%
Expected life	3 years
Expected volatility	134%
Dividend per share	$Nil

The Company incurred cash financing expense of $215,000 and non cash financing expense of $351,582 in connection with the issuance of the Convertible Notes and Warrants. A derivative liability of $405,702 is deferred and amortized using the effective interest method. At June 30, 2007, the Company amortized $94,774 related to original discount of 16% on debt and derivative liability, and $294,475 of discount of debt related to warrants. For the period ended June 30, 2007, the Company recorded $131,610 as unrealized loss arising from the change in the fair value of the derivative liability.

 Liquidated Damages

The Company has expensed the accrued liquidation damages fees of $120,537 relating to the Company's failure to have the SB-2 registration statement declared effective before July 19, 2007. Failure to have the SB-2 declared effective, the Company, pursuant to the subscription agreement, must pay penalty at a rate of 1.5% of the principal amount or $40,179 per month to a maximum of 18% of the principal ($2,678,571) or $482,143.

NOTE 10 - COMMON STOCK

In March 2007, the Company issued 702,397 shares of common stock for payment of expenses, including financing fees of $220,855 and marketing services $327,015, in the amount of $547,870. During the period $327,015 was charged to expenses and $220,855 was charged to non-cash financing expenses.

In April 2007, the Company issued 875,000 shares of common stock, as payment for services in lieu of cash, for consulting fees $848,000 and marketing $826,500. Total value of these services expensed during the period ended June 30, 2007 valued at the fair market price was $1,674,500.

In May 2007, the Company issued 1,100,000 shares of common stock with a total aggregate fair market value of $1,665,750 as payment for investor relation services $231,250, consulting $377,500, marketing $755,000 and legal fees $302,000. During the period ended June 30 2007, we expensed $231,250 to investor relations, $377,500 to consulting fees, $23,552 to legal fees and we recorded $755,000 as prepayment for marketing services and $278,448 as prepayment for legal services to be rendered in the future.

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

NOTE 12 - 2007 STOCK INCENTIVE PLAN

In May, 2007, the Company registered with the Securities and Exchange Commission on Form S-8 a "2007 Stock Incentive Plan for Employees and Consultants" ( hereinafter referred "2007 Plan"). The purpose of the 2007 Plan is to provide employees and consultants of Coffee Pacifica and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of Coffee Pacifica and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of Coffee Pacifica and to facilitate attracting and retaining employees and consultants of exceptional ability. The 2007 Plan is administered by the Board of Directors (the "Board"). The maximum number of shares which may be granted under the 2007 Plan shall be 5,000,000 shares in the aggregate of Common Stock of Coffee Pacifica Inc. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the 2007 Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. In May 2007, we issued 950,000 shares of our common stock under 2007 Employee Stock Incentive Plan for Employees and Consultants to our consultants for an aggregate consideration for $1,434,500, for payment of services in lieu of cash. The fair market value of these shares was estimated at $1,434,500. During the three months ended June 30, 2007, $377,500 was charged to consulting fees, $23,552 as legal fees and we recorded $755,000 as prepayment for marketing services and $278,448 as prepayment for legal services to be rendered in the future.

NOTE 13 - 2006 STOCK OPTION PLAN

In January 2006, the Company registered with the Securities and Exchange Commission, on Form S-8, the "2006 Directors and Key Employee Stock Option Plan" (the "Stock Option Plan"), which allows Coffee Pacifica to issue, to its directors, employees and employees of the subsidiaries and to individuals providing services, options to purchase up to 5,000,000 shares of the Company's common stock. The Stock Option Plan provides that the options are to be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the 2006 Plan. During the period ended June 30, 2007, the Company issued 500,000 stock options to the Company's President and 500,000 stock options to the Company's Chief Executive Officer pursuant to their respective management contracts. These 1,000,000 stock options are fully vested as of April 12, 2007 and have an exercise price of $1.10 equal to the fair market value of the Company's common stock on the date of the issuance. The Company also issued 100,000 stock options at fair market price of $1.72 on April 16, 2007 to the Company's Chief Executive officer pursuant to a new management contract dated April 16, 2007.

 Stock Options

The following summarizes the stock options transactions for the six months ended June 30, 2007:
	Number of Stock Options	Weighted average exercise price
Outstanding, January 1, 2007	-	-
Options issued	1,100,000	$1.16
Options exercised	-	-
Options forfeited/expired/cancelled	-	-
Outstanding, June 30, 2007	1,100,000	$1.16

The fair value of the stock options as at June 30, 2007, was $820,400 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

June 30, 2007
Risk free interest rate	4.44%
Expected life	2.67 years
Expected volatility	108%
Dividend per share	$0.

NOTE 14 - INCOME TAXES

At June 30, 2007 and December 31, 2006, the Company had deferred tax assets of approximately $6,392,000 and $4,352,000, respectively, principally arising from net operating loss carry forwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at June 30, 2007 and December 31, 2006.

The significant components of the deferred tax assets at June 30, 2007 and December 31, 2006 were as follows:
	June 30, 2007	December 31, 2006
Net operating loss carryforward	$18,800,000	$12,800,000

Deferred tax asset	$6,392,000	$4,352,000
Deferred tax asset valuation allowance	$(6,392,000)	$(4,352,000)

At June 30, 2007 and December 31, 2006 the Company has net operating loss carry forwards of approximately $18,800,000 and $12,800,000, respectively, which expire in the years 2022 through 2027. The change in the allowance account from June 30, 2007 to December 31, 2006 was $2,040,000.

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

NOTE 15 - SUBSEQUENT EVENT

In July 2007, the Company, under a settlement agreement related to the termination of an employee's contract paid $15,000 cash and issued 110,000 shares of common stock. Total payment valued at $101,900 and accrued as payable as of June 30, 2007.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Coffee Pacifica uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of Coffee Pacifica. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of successful operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employees lack of significant experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our major source for green coffee beans, our historical losses may continue which negatively impacts our common stock, interruption to our only roasting plant may cause significant disruption to our roasting operations. Most of these factors are difficult to predict accurately and are generally beyond the control of Coffee Pacifica. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB. Reader should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Our coffees have started to arrive into our storage facilities in Oakland, New Jersey and Seattle. For the 2007 fiscal period, we are receiving Ethiopian Fair Trade and Organic coffees, PNG coffees and the "Penlyne Castle" brand of Jamaican Blue Mountain coffees. The 2008 fiscal period is anticipated to receive larger volume and even flow of coffees from these three countries, including an additional new origin. Our ongoing aggressive marketing activities continue with hosting of second "Pride of PNG 2007" international coffee cupping competition to be held in Papua from October 6 to 31, 2007. The winning coffees will be sold through internet auction to be conducted by Mr. Willem Boot. The head judge of the competition will be Mr. Willem Boot and will include ten other international judges. Such competition assists in the enhancement of the image of Coffee Pacifica, as purveyor of finest PNG coffees, and consequential higher prices for premium quality coffees. The winning coffee from the "Pride of PNG 2005" competition was sold at $12 per lbs to a buyer from Texas. Recent cupping competitions organized under the "Cup of Excellence" program has seen wining coffees auctioned for Nicaragua ($47.06/lbs), Guatemala ($19.50/lbs), Costa Rica ($21.35/lbs), El Salvador ($15.00/lbs) and Honduras ($18.70/lbs). During this quarter, we attended the 2007 Tea & Coffee World Cup Exhibition & Symposium in Geneva, Switzerland, June 3-5, and the SCAA's 19th Annual Conference & Exhibition held May 4-7, at Long Beach, California. These exhibitions have presented new business opportunities and meetings with potential joint ventures and coffee industry leaders. We expect such promotional activities to translate into future revenue both for our green beans and roasted coffees. Our revenue for the period ended June 30, 2007 was $644,189 compared to $1,738,909 for the June 30, 2006 period while for three months to June 30, 2007 was $251,577 compared to $524,878. The decrease in revenue is attributed to the July 2007 national elections in Papua New Guinea and the coffee seasonality factors. During the elections in Papua New Guinea the coffee farmers devoted most of their time on election related activities and paid limited attention to the business of processing coffee. As we are hosting the "Pride of PNG 2007" International Cupping competition, our revenues are projected to increase as farmers will be supplying coffee for the competition for sale by Coffee Pacifica. We anticipate a significantly larger increase in revenue in third and fourth quarters of 2007 due to the seasonality factors and farmers focused on the processing and shipping of coffee. The revenue growth is expected to improve as we are importing approximately 396,000 lbs of Ethiopian organic and fair trade certified coffees to sell to our existing customers. The sale of Ethiopian coffee will generate increased revenue in the third and fourth quarters and into 2008 complementing the Jamaican "Penlyne Castle" and Papua New Guinea ("PNG") bean crop cycle. Our gross profit also improved on sales for the period June 30, 2007 to approximately 50% compared to 35% in 2006. The increase is attributed to improved cost management. We anticipate continuing to improve our margins resulting from sales of our green beans at premium prices and the forecasted higher New York "C" contract prices. Our operating expenses for the period ended June 30, 2007 was $5,004,169 compared to $4,557,758 in 2006. The general and administration expense to June 30, 2007 was $3,030,254 compared to $3,157,758 in 2006, the marketing expenses decreased by $246,485 to $ 1,153,515 in 2007 compared to $1,400,000 in 2006. During the period we also recorded compensation expense of $820,400 related to 1,100,000 stock options issued to our officers. The general and administration expenses of $3,030,254 included travel $114,454, professional fees $252,786, advertising and promotion $281,318, office expense $903,833 and consulting $1,477,863. During the six months ended June 30, 2007, we expensed convertible note related expenses; amortization of warrants $294,475, amortization of derivative and original discount of $94,774, financing expenses $566,582 and unrealized loss on derivate liability of $131,610 and liquidated damage of $120,537. The net loss for the six months ended June 30, 2007 was $5,888,875 compared to $3,944,215 in 2006. While loss for three month periods were $4,307,047 in 2007 compared to $1,017,000 in 2006. The increase in losses was attributed to common shares issued for certain expenses and services recorded at fair market value which aggregated to $3,888,119 (2007) and $3,607,500 (2006). For the six months ended June 30, 2006, we generated revenue of $1,738,909 and incurred a net loss of $3,994,215 consisting of following expenses; marketing $1,400,000 and general and administrative expenses of $3,157,758 which included travel $70,462, professional fees $204,345, advertising and promotion $140,519, office expenses $925,139 and consulting $1,817,293. Our accumulated losses as of June 30, 2007 were $18,778,641. At June 30, 2007, we had $2,724.840 in current assets and $221,256 in current liabilities. Our long term liabilities, at June 30, 2007, resulting from the convertible notes funding was $2,809,298 for convertible debt, net of discounts $389,249 and $2,809,298 for discount on debt and we recorded a derivate liability of $405,702. At June 30, 2007, Coffee Pacifica had $1,560,543 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is used for working capital.

Coffee Pacifica has had various discussions with additional coffee bean suppliers and is currently negotiating for and evaluating green bean coffees from other countries to add to product offerings. We expect to add green bean coffee from one or more additional origins during 2007. We have had various discussions with and continue to negotiate with and evaluate other regional coffee roasting companies as potential acquisition targets. Coffee Pacifica intends to acquire at least one other regional coffee roasting company with retail outlets to become a significant "Tree to Cup" vertically integrated coffee company.

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

Factors That May Affect Owning Coffee Pacifica Common Stock

As of June 2007, directors and officers collectively owned approximately 22% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock in that it may be more difficult for Coffee Pacifica to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

Coffee Pacifica's common stock (OTC BB: CFPC) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.66 and $2.20 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2007 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Coffee Pacifica evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at June 30, 2007, there was no allowance for doubtful accounts. Coffee Pacifica does not have any off-balance-sheet credit exposure related to its customers.

ITEM 3 CONTROLS AND PROCEDURES

We recently evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, being June 30, 2007. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are those controls and other procedures designed to ensure information we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is correctly recorded, processed, summarized and reported. We maintain a system of internal accounting controls that is designed to provide reasonable assurance assets are safeguarded and transactions are executed and properly recorded in accordance with management's authorization. This system is continually reviewed and augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Our management does not expect our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Part II--OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Securities

In April 2007, we issued 875,000 restricted shares of common stock to our consultants for payment for consulting and marketing services. Total value of the services was valued at the fair market price at $1,674,500 and was expensed during the period ended June 2007. Our consultants, are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the consultant who we believe are capable of evaluating the merits and risks of our common stock.

In May 2007, we issued 150,000 restricted shares of common stock to a consultant for payment for investor relation services pursuant to a November 2006 contract. Total value of the services was valued at the fair market price at $231,250. Our consultant is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 ("Act") and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the directors and consultants who we believe are capable of evaluating the merits and risks of our common stock.

Stock Repurchase

Coffee Pacifica does not have any stock repurchase plan.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No other matter was submitted during the quarter ended June 30, 2007, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

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

COFFEE PACIFICA, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Secretary and Chief Financial Officer (Principal Financial Officer)	August 14, 2007
/s/ Terry Klassen Terry Klassen	Chief Executive Officer (Principal Executive Officer )	August 14, 2007