Form 10QSB
period 2007-09-30
GROWERS DIRECT COFFEE COMPANY, INC.
filed 2007-11-19
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

GROWERS DIRECT COFFEE COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0466417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2813 7th Street, Berkeley, California	94710-2702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204 9424

(Former name, former address and former fiscal year, if changed since last report.)

COFFEE PACIFICA, INC.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No X

There were 30,559,328 shares outstanding of common stock of the registrant at September 30, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ¨ No X

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Condensed Notes to the Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Condensed Notes to the Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

ITEM 1 Financial Statements and Condensed Notes to the Financial Statements

GROWERS DIRECT COFFEE COMPANY, INC.

(PREVIOUSLY COFFEE PACIFICA, INC.)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

September 30, 2007

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

GROWERS DIRECT COFFEE COMPANY, INC (PREVIOUSLY COFFEE PACIFICA, INC.) CONSOLIDATED BALANCE SHEETS
	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$269,107	$77,993
Deposits	525,064	418,504
Receivables	334,517	165,569
Inventory	539,909	133,955
Prepaid expenses	246,025	153,460
Total Current Assets	1,914,622	949,481

Property and equipment, net	311,416	323,289
Trademark, net	51,923	59,711

TOTAL ASSETS	$2,277,961	$1,332,481

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$551,596	$196,133
Note payable	17,500	100,000
Total Current Liabilities	569,096	296,133
Long Term Liabilities
Convertible debt	2,809,298	-
Less Discount on debt	(2,337,057)	-
Convertible debt, net of discounts	472,241	-

Derivative liability	405,702	-
Liquidated liability	241,074	-
Total Long Term Liabilities	1,119,017	-

Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
30,559,328 shares and 27,218,937 shares, respectively, issued and outstanding	26,497	22,420
Additional paid-in capital	21,806,172	13,903,694
Accumulated deficit	(21,242,821)	(12,889,766)
Total Stockholders’ Equity	589,848	1,036,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,277,961	$1,332,481

.

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC (PREVIOUSLY COFFEE PACIFICA, INC.)
CONSOLIDATED STATEMENTS OF OPERATION

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$754,568	$349,901	$1,398,757	$2,088,810
Cost of Sales	541,214	210,767	861,331	1,336,133
GROSS PROFIT	213,354	139,134	537,426	752,677

EXPENSES
Compensation expenses – options	-	-	820,400
Marketing	885,500	500,000	2,039,015	1,900,000
General and administrative expenses	1,588,505	2,779,183	4,618,759	5,936,941
TOTAL EXPENSES	2,474,005	3,279,183	7,478,174	7,836,941

LOSS FROM OPERATIONS	(2,260,651)	(3,140,049)	(6,940,748)	(7,084,264)

NON-OPERATION EXPENSES
Amortization of warrants	-	-	294,475	-
Amortization of derivatives and original discount at 16%	82,992	-	177,766	-
Non-cash financing expenses	-	-	130,727	-
Cash financing expenses	-	-	435,855	-
Loss on derivative liability	-	-	131,610	-
Liquidated penalty	120,537	-	241,074	-
LOSS BEFORE TAXES	(2,464,180)	(3,140,049)	(8,352,255)	(7,084,264)

INCOME TAX EXPENSE	-	-	800	-
NET LOSS	$(2,464,180)	$(3,140,049)	$(8,353,055)	$(7,084,264)

BASIC & DILUTED NET LOSS PER COMMON SHARE	$(0.08	$(0.12)	$(0.28)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC &
DILUTED	30,256,499	26,923,258	29,554,016	24,920,409

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance December 31, 2005	21,141,901	$16,913	$5,518,561	(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.41per share	5,427,000	4,937	7,601,703	-	7,606,640
Miscellanous share adjustment	36	-	-	-	-
Net loss for year ended December 31, 2006	-	-	-	(8,530,598)	(8,530,598)
Balance December 31,2006	27,218,937	22,420	13,903,694	(12,889,766)	1,036,348

Shares issued for services & financing costs
. at an average price $1.22 per share	4,077,397	4,077	4,975,443	-	4,979,520
Share adjustment	(737,006)	-	-	-	-
Warrants issued	-	-	2,106,635	-	2,106,635
Stock options issued	-	-	820,400		820,400
Net loss for period ended September 30, 2007	-	-	-	(8,353,055)	(8,353,055)
Balance September 30,2007 (Unaudited)	30,559,328	$26,497	$21,806,172	$(21,242,821)	$589,848

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007 (Unaudited)	Nine Months Ended September 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,353,055)	$(7,084,264)
Non-cash items not involving cash:
Common stock issued for services & financing costs	4,733,494	6,534,500
Amortization of warrants	294,475	-
Amortization of derivative and original discount	177,766	-
Non-cash financing expenses	130,727	-
Compensation expenses	820,400	-
Liquidated penalty	241,074	-
Loss on derivative liabilities	131,610	-
Bad debt	1,397	-
Amortization and depreciation	58,230	52,018
Changes in other assets and liabilities:
Deposits decrease/(increase)	(106,560)	(470,832)
Receivables decrease/(increase)	(170,344)	(28,1760)
Prepaid expense decrease/(increase)	153,460	16,527
Inventory decrease/ (increase)	(405,954)	142,575
Accounts payable increase (decrease)	355,463	53,840

NET CASH USED IN OPERATING ACTIVITIES	(1,937,817)	(783,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(38,569)	(15,533)

NET CASH USED IN INVESTING ACTIVITIES	(38,569)	(15,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	784,000
Proceeds Note Payable	17,500
Net proceeds from convertible notes	2,250,000	-
Payments of note payable	-	(50,171)
Payment from borrowing, related party	(100,000)	-
Payments of shareholders debt	-	(11,266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,167,500	722,563

NET INCREASE (DECREASE) IN CASH	(191,114)	(76,782)

CASH AT BEGINNING OF PERIOD	77,993	180,862

CASH AT END OF PERIOD	$269,107	$104,080

SUPPLEMENTAL INFORMATION:

Interest paid	$$1,278	$-
Income taxes paid	$-	$-
NON CASH FINANCING & FINANCING ACTIVITIES
Warrants issued	$2,106,635	$-
Stock issued for prepaid legal services	246,025

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The shareholders at the Annual General Meeting held on September 5, 2007, approved the change of our name to Growers Direct Coffee Company, Inc. The name change will be effective no later than November 15, 2007. Growers Direct Coffee Company, Inc (previously Coffee Pacifica, Inc.) (hereinafter "The Company" “We” “Our” or "Growers Direct”) was incorporated on December 21, 2001, under the laws of the State of Nevada. Growers Direct is a world-wide marketer and distributor of Papua New Guinea grown green bean coffee to coffee vendors in the United States, Canada and Europe. In addition, the Company through its subsidiary, Uncommon Grounds, Inc., operates a coffee roasting facility in Berkeley, California that supplies freshly roasted coffee beans to its retail and wholesale customers throughout the United States.

The Company conducts its business activities in Berkeley, California and in Papua, New Guinea through its wholly-owned subsidiary Coffee Pacifica PNG Ltd. which was incorporated under the laws of Papua, New Guinea on June 21, 2002. Growers Direct also owns a wholly-owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006.

The Company acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. It sells certified organic, fair-trade and sustainable-produced roasted coffee under the Uncommon Grounds label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.  The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Methods

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the periods ended September 30, 2007 and 2006, the Company incurred $ 325,957 and $517,868 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2007 and December 31, 2006, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended September 30, 2007 and 2006.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at September 30, 2007 and December 31, 2006, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2007 and 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At September 30, 2007, 4,778,695 common stock equivalents were outstanding.

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

Principals of Consolidation

The consolidated financial statements include financial statements of Growers Direct Coffee Company, Inc (previously Coffee Pacifica, Inc.) and its wholly-owned subsidiaries: Coffee Pacifica PNG Ltd., New Guinea Peaberry Coffee, Inc. and Uncommon Grounds, Inc. All significant inter-company transactions are eliminated.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the year ended December 31, 2006 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at September 30, 2007 and December 31, 2006, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Stock Option

At September 30, 2007, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from April 16, 2007 to September 30, 2007 there have been no forfeitures and cancellations.

NOTE 4 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2007 and December 31, 2006, the Company had accumulated deficits of $21,242,821 and $12,889,766, respectively, in addition to limited cash and unprofitable operations. For the period ended September 30, 2007 and year ended December 31, 2006, the Company sustained net losses of $8,353,055 and $8,530,598. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 5 - INVENTORY

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Green beans	$510,142	$103,292
Roasted coffee	$2,477	$ 1,345
Allied products	$27,290	$ 29,318
Total	$539,909	$ 133,955

NOTE 5 - TRADEMARK

On October 10, 2005, our purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management’s evaluation of the previous annual Uncommon Grounds Inc. sales data.  Accordingly, the management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired.  The Company did not incur any trademark impairment adjustment for the years ended December 31, 2006 and 2005.  It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates.  As a result, impairment charges may occur.  The trademark amortization expenses for periods ended September 30, 2007 and 2006 were $7,788 and $7,788, respectively.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	September 30, 2007	December 31, 2006
Machinery and equipment	$338,577	$322,008
Vehicles	44,800	22,800
Office equipment	49,931	49,931
Less accumulated amortization	(121,892)	(71,450)
	$311,416	$323,289

Depreciation expense was $50,442 and $44,230 in each of the periods ended September 30, 2007 and 2006, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2006, a stockholder advanced the Company $100,000 under a demand promissory note, at an interest rate of 5% per annum. The demand promissory note of $100,000 plus interest of $1,278 was paid in March, 2007.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A lawsuit was filed in January 2006 against the Company by a former director. This action is being prosecuted in Clark County, Las Vegas, Nevada. The Company considers the lawsuit frivolous and without substantive merit, will aggressively and vigorously defend itself, and has filed a counter-claim for damages, including fraud. An unfavorable outcome in this legal action could have a material effect on these financial statements and impact the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's actual potential liability, if any, resulting from the lawsuit. No provision for possible loss has been included in these financial statements.

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

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and also provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index.  Lease expense was $ 31,890 and $27,954 for the periods ended September 30, 2007 and 2006 respectively.

Future lease payments required subsequent to September 30, 2007 are as follows:

Years	Amount
2007	$11,000
2008	$44,177
2009	$26,215

The Company has entered into a joint venture agreement dated September 5, 2007, to establish coffee cafes in Peoples Republic of China (“China”). The cafés in China will trade as “Uncommon Grounds Coffee”. The Company will derive revenue from the sale of roasted coffees and 20% of the net revenue from its interest in the Joint Venture. All coffees sold by the Joint Venture in their cafés in China will feature specially created artisan roasted coffee blends by Uncommon Grounds Inc., our 100% owned subsidiary in Berkeley, California. The Company is required under the joint venture agreement to contribute $200,000 cash no later than opening of the first retail coffee café or March 31, 2008.

NOTE 9 – CONVERTIBLE NOTES

On March 19, 2007, the Company, pursuant to subscription agreements, issued convertible promissory notes in the principal amount of $2,678,571 (the “Convertible Notes”) to purchase shares of the Company's common stock for total net proceeds of $2,250,000 and paid, an original discount of 16% totalling $428,571. The Convertibles Notes are due March 19, 2009 or unless sooner converted or retired by the Company.  The Convertible Notes are a liability that may be converted into shares of the Company prior to payoff by the Company. During the period the registration statement is effective, and prior to conversion of the Convertible Notes, the Company may give a thirty (30) business days notice of its intent to redeem the Convertible Notes, in whole or in part, by paying to the note holders a sum of money equal to one hundred and twenty percent (120%) of the principal amount of the Convertible Notes being redeemed, together with any accrued or payable interest and penalties to the note holders arising under the Convertible Notes. The Convertible Notes also have a contingent put option that allows the note holders to demand payment if the Company completes another offering or is in default.  The Convertible Notes are convertible into the shares of the common stock of the Company, at the option of the note holders at any time during the period the registration statement is effective. The maximum number of shares to be converted, based on the principal amount of $2,678,571 is as follows:

						Closing	Closing	Share
Issue	Maturity		Gross	16%	Warrants	VWAP	85% of	Maximum
Date	Date	Principal	Proceeds	Discount	Issued	10 Day	VWAP	Conversion
March 19, 2007	March 19, 2009	$2,678,571	$2,250,000	$428,571	3,438,033	$0.7791	$0.6622	4,044,958

The note holders shall have the right, until the Convertible Notes are paid in full, to convert any or all outstanding and unpaid amounts of principal and interest owed on the Convertible Notes, at the election of the holders. The number of shares of common stock to be issued upon each conversion of this Convertible Notes shall be determined by dividing that portion of the principal and interest owed on the Convertible Notes to be converted, by the Conversion Price.  The Conversion Price per share shall be eighty-five percent (85%) of the weighted average volume price of the Common Stock using the AQR function as reported by Bloomberg L.P. (“VWAP”) for the ten (10) trading days preceding the closing date ($0.6622).

In conjunction with the Convertible Notes, the Company issued, to the note holders, warrants to purchase 3,438,033 shares of the Company’s common stock and also issued, to a broker, warrants to purchase 240,662 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable after March 19, 2007, into common stock at an exercise price of $0.6622 per share and expire on March 18, 2010.  The Warrants may be exercised, either on a cash or cashless basis, at the option of the Warrant holders.  If the Fair Market Value of one share of common stock is greater than the Purchase Price (at the date of calculation as set forth below), in lieu of exercising the Warrant for cash, the Warrant holder may elect to receive shares, equal to the value (as determined using the following formula) of the Warrant by surrendering the Warrant to the Company:  X = Y (A-B)/A ; Where   X = the number of shares of Common Stock to be issued to the holder, Y = the number of shares of Common Stock purchasable under the Warrant, A = the average of the closing sale prices of the Common Stock for the five (5) Trading Days immediately prior to, but not including, the Exercise Date,  B = Purchase Price (as adjusted to the date of such calculation).  The Warrant Shares issued in a cashless exercise transaction shall be deemed to have been acquired by the Holder, and the holding period for the Warrant Shares shall be deemed to have commenced, on the date this Warrant was originally issued pursuant to the Subscription Agreement.

Accounting for the Conversion and the Warrants Issued as Part of the Convertible Note Financing

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability. The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is approximately 4,044,958 or indeterminable and the registration of such shares is out of the control of the Company. Therefore, the conversion option and the contingent put option are classified as a liability in accordance with the provisions of EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and measured at fair value with changes in fair value recorded in the consolidated statements of operations. Furthermore, the Company is also unable to conclude that it would have a sufficient number of authorized and unissued shares to satisfy outstanding warrants, after considering other commitments that may require the issuance of shares during the life of the warrants, in particular those with respect to the conversion option discussed above. In addition, the shares underlying the warrants are also subject to registration rights. The original discount on debt is amortized over the life of the debt. The warrants were valued using the Black-Scholes fair market value and amortized over the life of the debt.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

 Warrants

The following summarizes the stock purchase warrant transactions for the six months ended September 30, 2007:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2007	-	-
Warrants issued	3,678,695	$0.57
Warrants exercised	-	-
Warrants forfeited/expired/cancelled	-	-
Outstanding, September 30,2007	3,678,695	$0.57

The fair value of the Warrants as at September 30, 2007, was $2,106,635 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

September 30, 2007
Risk free interest rate	4.93%
Expected life	3 years
Expected volatility	134%
Dividend per share	$Nil

The Company incurred cash financing expense of $215,000 and non cash financing expense of $351,582 in connection with the issuance of the Convertible Notes and Warrants. A derivative liability of $405,702 is deferred and amortized using the effective interest method. To September 30, 2007, the Company amortized $177,766 related to original discount of 16% on debt and derivative liability, and $294,475 of discount of debt related to warrants.  For the period ended September 30, 2007, the Company recorded $131,610 as unrealized loss arising from the change in the fair value of the derivative liability.

 Liquidated Damages

The Company has expensed the accrued liquidation damages fees of $241,074 relating to the Company’s failure to have the SB-2 registration statement declared effective before July 19, 2007. Failure to have the SB-2 declared effective, the Company, pursuant to the subscription agreement, must pay penalty at a rate of 1.5% of the principal amount or $40,179 per month  to a maximum of 18% of the principal ($2,678,571) or $482,143.

NOTE 10 - COMMON STOCK

In March 2007, the Company issued 702,397 shares of common stock for payment of expenses, including financing fees of $220,855 and marketing services $327,015, in the amount of $547,870. During the period $327,015 was charged to expenses and $220,855 was charged to non-cash financing expenses.

In April 2007, the Company issued 875,000 shares of common stock, as payment for services in lieu of cash, for consulting fees $848,000 and marketing $817,000. Total value of these services expensed during the period valued at the fair market price was $1,665,000.

In May 2007, the Company issued 1,100,000 shares of common stock with a total aggregate fair market value of $1,680,500 as payment for investor relation services $246,000, consulting $377,500, marketing $755,000 and legal fees $302,000. During the period ended September 30 2007, we expensed $246,000 to investor relations, $377,500 to consulting fees, $55,976 to legal fees and we recorded $755,000 as marketing expenses and $246,024 as prepayment for legal services to be rendered in the future.

In July 2007, the Company issued 475,000 shares of common stock, as payment for services in lieu of cash, for consulting $281,250 and $86,900 as management expenses. Total value of these services expensed during the period ended September 30, 2007, valued at the fair market price, was $368,150.

In August 2007, the Company issued 700,000 shares of common stock to consultants, as payment for services in lieu of cash, for consulting fees $546,000. Total value of services expensed during the period ended September 30, 2007, valued at the fair market price, was $546,000.

In September 2007, the Company returned to treasury 737,006 shares of common stock as result of a confidential out of court settlement of the legal action.

In September 2007, we issued 215,000 shares of common stock, as payment for services in lieu of cash, to employees as management fees $12,000, and marketing $80,000 and a payment for license fees $80,000. Total value of these services and fees expensed during the period ended September 30, 2007, valued at the fair market price, was $172,000.

NOTE 11 – 2005 STOCK INCENTIVE PLAN

In July 2005, the Company's board of directors approved the Company's 2005 Stock Incentive Plan (hereinafter the “2005 Plan"), which allowed the Company to issue up 6,250,000 shares of the Company's common stock to officers, directors, employees and consultants. All 6,250,000 shares issuable in accordance with the 2005 Plan have been registered with the Securities and Exchange Commission on Form S-8. As of December 31, 2006, the Company had issued 5,830,750 shares under the 2005 Plan.  An additional 419,250 shares was issued, under the 2005 Plan, in March 2007.

NOTE 12 – 2007 STOCK INCENTIVE PLAN

In May, 2007, the Company registered with the Securities and Exchange Commission on Form S-8 a “2007 Stock Incentive Plan for Employees and Consultants” ( hereinafter referred “2007  Plan”).  The purpose of the 2007 Plan is to provide employees and consultants of the Company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Company and to facilitate attracting and retaining employees and consultants of exceptional ability. The 2007 Plan is administered by the Board of Directors (the “Board”). The maximum number of shares which may be granted under the 2007 Plan shall be 5,000,000 shares in the aggregate of Common Stock of the Company. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the 2007 Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date.  To the period ended September 30, 2007, we have issued 1,875,000 shares of our common stock under 2007 Employee Stock Incentive Plan for Employees and Consultants to our consultants for an aggregate consideration for $2,159,400, for payment of services and fees in lieu of cash.  The fair market value of these shares was estimated at $2,159,400. To the  period ended September 30, 2007, $923,500 was charged to consulting fees, $55,976 as legal fees, $98,900 as management fees, $835,000 marketing expenses and $246,024 as prepayment for legal services to be rendered in the future.

NOTE 13 – 2006 STOCK OPTION PLAN

In January 2006, the Company registered with the Securities and Exchange Commission, on Form S-8, the  “2006 Directors and Key Employee Stock Option Plan” (the  ”Stock Option Plan"), which allows the Company  to issue, to its directors, employees and employees of the subsidiaries and to individuals providing services,  options to purchase up to 5,000,000 shares of the Company’s common stock.  The Stock Option Plan provides that the options are to be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the 2006 Plan. During the period ended June 30, 2007, the Company issued 500,000 stock options to the Company’s President and 500,000 stock options to the Company’s Chief Executive Officer pursuant to their respective management contracts. These 1,000,000 stock options are fully vested as of April 12, 2007 and have an exercise price of $1.10 equal to the fair market value of the Company’s common stock on the date of the issuance. The Company also issued 100,000 stock options at fair market price of $1.72 on April 16, 2007 to the Company’s Chief Executive officer pursuant to a new management contract dated April 16, 2007.

 Stock Options

The following summarizes the stock options transactions for the six months ended September 30, 2007:

	Number of Stock Options	Weighted average exercise price
Outstanding, January 1, 2007	-	-
Options issued	1,100,000	$1.16
Options exercised	-	-
Options forfeited/expired/cancelled	-	-
Outstanding, September 30, 2007	1,100,000	$1.16

The fair value of the stock options as at September 30, 2007, was $820,400 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

September 30, 2007
Risk free interest rate	4.44%
Expected life	2.67 years
Expected volatility	108%
Dividend per share	$0.

NOTE 14 - INCOME TAXES

At September 30, 2007 and December 31, 2006, the Company had deferred tax assets of approximately $7,208,000 and $4,352,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at September 30, 2007 and December 31, 2006.

The significant components of the deferred tax assets at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Net operating loss carryforward	$21,200,000	$12,800,000

Deferred tax asset	$7,208,000	$4,352,000
Deferred tax asset valuation allowance	$(7,208,000)	$(4,352,000)

At September 30, 2007 and December 31, 2006 the Company has net operating loss carry forwards of approximately $21,200,000 and $12,800,000, respectively, which expire in the years 2022 through 2027.  The change in the allowance account from September 30, 2007 to December 31, 2006 was $2,856,000.

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

The Company uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements.  These statements are based on current beliefs, expectations and assumptions of Growers Direct Coffee Company, Inc. (previously Coffee Pacifica, Inc) Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the green bean coffee businesses, our lack of  successful operating history, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales in U.S., our employees lack of significant experience in the coffee industry, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Papua New Guinea our major source for green coffee beans, our historical losses may continue which negatively impacts our common stock, interruption to our only roasting plant may cause significant disruption to our roasting operations. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB.  Reader should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

This quarter, we aggressively pursued a joint venture project in China to establish coffee cafes (the “Joint Venture”). We have a twenty percent (20%) interest in the Joint Venture. The first specialty gourmet café will be located in Shanghai, China. The café will be known as “Uncommon Grounds Coffee”. We will derive revenue from the sale of roasted coffees to the cafés owned and operated by the Joint Venture and 20% of the net revenue of the Joint Venture. All coffees sold by the Joint Venture in their café in China will feature artisan roasted coffee blends specially created by Uncommon Grounds Inc., our roaster in Berkeley, California, and air-freighted daily to maintain the freshness. Establishing cafes in China enables us to complete our “Growers Direct” distribution strategy from “Tree to Cup”. The opening of retail coffee cafes in China will fulfill our objective of building a “Tree-to-Cup” coffee company by supplying green beans, providing roasted coffee beans and operating retail coffee cafes. China is considered to be a growing economy with annual Gross Domestic Product (“GDP”) growth of 9.5% average per year since 1978. We anticipate the operational cost of coffee cafés in China to be lower, than in other markets, due to lower labor costs. Usually labor costs are between 35-40% of the total operational costs of such businesses. The establishment of coffee shops in China provides our wholly-owned subsidiary, Uncommon Grounds, Inc., with new sales opportunities for its roasted coffee. Jamaican Blue Mountain coffee is highly sought after in China. The Chinese market is anticipated to boost our total sales of both roasted and green Jamaican Blue Mountain coffee and thereby resulting in increased margins and profits for the Uncommon Grounds. Uncommon Grounds, Inc. has created five (5) new coffee blends that are targeted specifically towards the Chinese’ coffee taste preferences. All the new coffee blends utilize Papua New Guinea green beans which represents our primary competitive edge. Uncommon Grounds plans to, at a future date, offer for sale online the new coffee blends, developed for the China market.

Jointly with PNG Coffee Growers Federation Ltd, our PNG strategic partner, we hosted the second “Pride of PNG 2007” international coffee cupping competition in Goroka, Papua New Guinea from October 6th to 31st, 2007. The winning coffees from the “Pride of PNG 2007” competition will be sold by private auction to a select group of coffee buyers in January 2008. We expect such promotional activities to translate into future revenue for our green beans.  Our revenue for the nine month period ended September 30, 2007 was $1,398,757 compared to $2,088,810 for the nine month period ended September 30, 2006. For the three month period ended on September 30, 2007, our revenue was $754,568 compared to $349,901 for the three month period ended September 30, 2006. The decrease in annual revenue is attributed to the July 2007 national elections in Papua New Guinea resulting in lower volume of coffees shipped from PNG and the traditional coffee seasonality factors. During the elections in Papua New Guinea the coffee farmers devoted most of their time on election related activities and paid limited attention to the business of processing coffee. As farmers have supplied coffee for the “Pride of PNG 2007” International Cupping competition, we have received an increased volume of unprocessed coffees for processing and shipment. We anticipate a significantly larger increase in revenue in the fourth quarters of 2007 due to the seasonality factors and farmers focused on the processing and shipping of coffee.

During the quarter represented by this filing we imported and sold 396,000 lbs of Ethiopian organic and fair trade certified coffees to our existing customers. Those sales of Ethiopian coffee generated increased revenue in the third and fourth quarter of 2007. We anticipate receiving shipment(s) of Jamaican “Penlyne Castle” coffee in December 2007 which will likely result in increased revenues in the fourth quarter of 2007 and the first quarter of 2008. Our gross profits have marginally improved on sales for the period ended September 30, 2007, to approximately 38% compared to 36% in for the same period during 2006. The increase is attributed to improved costs management. We anticipate continuing to improve our margins resulting from sales of our green beans at premium prices and the forecasted higher New York “C” contract prices. Our operating expenses for the period ended September 30, 2007 were $7,478,174 compared to $7,836,941 in 2006. The general and administration expenses to September 30, 2007 were $4,618,759 compared to $5,936,941in 2006, the marketing expenses were $ 2,039,015 in 2007 compared to $1,900,000 in 2006. During the period we also recorded compensation expenses of $820,400 related to 1,100,000 stock options issued to our officers. The general and administration expenses of $4,618,759 included travel $170,012, professional fees $366,858, advertising and promotion $325,957, office expenses $1,402,901and consulting $2,353,031. During the nine  months ended September 30, 2007, we expensed convertible note related expenses; amortization of warrants $294,475, amortization of derivative and original discount of $177,766, financing expenses $566,582 and unrealized loss on derivate liability of $131,610 and liquidated damages of $241,074 The net loss for the nine  months ended September 30, 2007 was $8,353,055 compared to $7,084,264 in 2006. While loss for three month periods were $2,464,180 in 2007 compared to $3,140,049 in 2006. The losses included the fair market value of the common shares issued for certain expenses and services recorded at fair market value which aggregated to $4,979,520 (2007) and $6,534,500 (2006). For the nine months ended September 30, 2006, we generated revenue of $2,088,810 and incurred a net loss of $7,084,264 consisting of following expenses; marketing $1,900,000 and general and administrative expenses of $5,936,941 which included travel $115,695, professional fees $302,385, advertising and promotion $517,868, office expenses $1,576,700 and consulting $3,424,293. Our accumulated losses, as of September 30, 2007 were $21,220,321.  At September 30, 2007, we had $1,914,622 in current assets and $569,096 in current liabilities. Our long term liabilities, as of September 30, 2007, resulting from the convertible notes funding, was a total of $2,809,298 which consists of $2,337,057 for convertible debt, net of discounts, and $472,241 for discount on debt, and we recorded a derivate liability totalling $405,702. At September 30, 2007, we had $794,171 in cash and deposits which are adequate to meet our operational expenses for approximately next twelve months. Any revenue we earn is used for working capital.

We have had various discussions with additional coffee bean suppliers and are currently negotiating for and evaluating green bean coffees from other countries to add to product offerings. We announced in a press release dated October 16, 2007, that our recently appointed Chief Operating Officer would be the liaison contact for coffee farmers in Jamaica, Columbia, Guatemala, Nicaragua and El Salvador. He is tasked with incorporating these countries coffee famers in our “Growers Direct” distribution system under the “Tree to Cup” umbrella. We have had various discussions and continue to negotiate with and evaluate other regional coffee roasting companies as potential acquisition targets.

As of the date of this report, the Company has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

As of the date of this report, the Company did not have any off-balance sheet arrangements.

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

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report for the financial statements for the year ended December 31, 2006, as a result of our limited revenue and accumulated losses.  There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Company Common Stock

As of September 30 2007, directors and officers collectively owned approximately 22% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock in that it may be more difficult for the Company to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors may control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of our common stock.

The Company’s common stock (OTC-BB: CFPC) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system.  Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.48 and $2.20 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and December 31, 2006.

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

Trademark

On October 10, 2005, the Company recorded a registered trademark for $72,691. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company has performed an evaluation of its trademark on December 31, 2006. The test for impairment revealed that there was no impairment of the trademark.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended September 30, 2007 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at September 30, 2007, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

ITEM 3 CONTROLS AND PROCEDURES

We recently evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, being September 30, 2007. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

Disclosure controls are those controls and other procedures designed to ensure information we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is correctly recorded, processed, summarized and reported. We maintain a system of internal accounting controls that is designed to provide reasonable assurance assets are safeguarded and transactions are executed and properly recorded in accordance with management’s authorization. This system is continually reviewed and augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

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

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that the our disclosure controls are, and will be, effective in providing reasonable assurance that material information relating to us is accumulated and communicated to management, including our principal executive and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Part II—OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

As of the date of this report, we are party to one lawsuit. We are unaware of any other litigation pending or threatened by or against the Company.  A lawsuit was filed in January 2006 against the Company by a former director, Brian Inouye, seeking compensation. This action is being prosecuted in Clark County, Las Vegas, Nevada. The Company considers the lawsuit frivolous and without substantive merit, and will aggressively and vigorously defend itself. In February 2006, the Company filed a counter-claim seeking damages, including fraud.

The Company filed a lawsuit on May 19, 2005 against its former director, Brooks Farrell, requesting that Brooks Farrell return 2,637,006 of non-free-trading shares of common stock issued to him. This action stemmed  from lack of performance under an agreement between Brooks Farrell and the Company, and the issuance of stock as a prepayment for future services to be rendered under the contract. The action was prosecuted in the First Judicial District Court of the State of Nevada in Carson City, Nevada. This matter was settled out of court pursuant to a confidential settlement agreement which received judicial approval on August 31, 2007.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Securities

In July 2007, we issued 375,000 restricted shares of common stock to a consultant for payment for consulting services. Total value of the services was valued at the fair market price at $281,250. Our consultant is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 (“Act”) and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the directors and consultants who we believe are capable of evaluating the merits and risks of our common stock.

In September 2007, we issued 100,000 restricted shares of common stock to Blue Mountain Coffee Cooperative Society for payment for the license fees pursuant to a license May 2007 license agreement.  Total value of the license fees was valued at the fair market price at $80,000. Blue Mountain Coffee Cooperative Society is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 (“Act”) and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the directors and consultants who we believe are capable of evaluating the merits and risks of our common stock.

Stock Repurchase

The Company does not have any stock repurchase plan.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

– None –

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on September 5, 2007, at 11:00 a.m. local time, at the, MGM Grand Hotel & Casino, 3799 Las Vegas Blvd South, Las Vegas, Nevada, 89109. The shareholders voted, as set forth, on the following proposals:

1.

Approved the 2007 Stock Incentive Plan for Employees and Consultants, as approved by the Board of Directors. The Shareholders votes cast were: For 16,387,072, Against/Withheld 0 and 100,128 Abstained, in favor of authorizing the 2007 Directors and 2007 Stock Incentive Plan for Employees and Consultants approved by the Board of Directors;

2.

Approved Williams & Webster, P.S. as the Company’s independent auditors for the coming year. The Shareholders votes cast were: For 16,416,350, Against/Withheld 63,750, and 7,000 Abstained, in favor of Williams & Webster, P.S. to be appointed as Company’s auditors until the next Annual Meeting;

3.

To elect members of the Board of Directors. The Shareholders votes cast were in favor of electing Shailen Singh, Jon Yogiyo and Terry Klassen as Directors of the Company to hold office until the next Annual General Meeting or until their successors are elected or appointed, subject to the provisions of the Company’s Bylaws and the Nevada Revised Statutes.

Name	VOTES FOR	VOTES AGAINST/WITHHELD
Shailen Singh	16,340,304	84,763
Jon Yogiyo	16,340,304	92,763
Terry Klassen	16,340,304	84,763

4.

To consider and vote upon a proposal to amend the Company’s Articles of Incorporation to change the name of the corporation to “Growers Direct Coffee Company, Inc.” The Shareholders votes cast were: For 16,437,495, Against/Withheld 58,874 and 1,000 Abstained.

5.

No other business was put before the Annual Meeting.

No other matter was submitted during the quarter ended September 30, 2007, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5 OTHER INFORMATION

No material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

GROWWERS DIRECT COFFEE COMPANY, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	President, Secretary and Chief Financial Officer (Principal Financial Officer)	November 19, 2007
/s/ Terry Klassen Terry Klassen	Chief Executive Officer (Principal Executive Officer )	November 19, 2007