Form 10KSB
period 2007-12-31
GROWERS DIRECT COFFEE COMPANY, INC.
filed 2008-04-15
CIK 1208833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

GROWERS DIRECT COFFEE COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-0466417
(State or other jurisdictionof incorporation or organization)	(IRS EmployerIdentification Number)

2813 7TH Street, Berkeley, California	94710
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (510) 204 9424

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

State issuer's revenues for its most recent fiscal year: $ 2,341,645

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity based on the quotation on the OTCBB market as of March 24, 2008: $7,964,238.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2007, Growers Direct Coffee Company, Inc. had 33,184,328 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item No.
A WARNING ABOUT FORWARD-LOOKING STATEMENTS

PART I

ITEM 1.	Description of Business
ITEM 2.	Description of Property
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities
ITEM 6.	Management's Discussion and Analysis of Plan of Operation
ITEM 7.	Financial Statements
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 8A.	Controls and Procedures
ITEM 8B	Other Information

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
ITEM 10.	Executive Compensation
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 12.	Certain Relationships and Related Transactions; Director Independence
ITEM 13.	Exhibits
ITEM 14.	Principal Accountants Fees and Services

PART IV

ITEM 15.	Signatures

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Growers Direct Coffee Company, Inc. previously known as Coffee Pacifica, Inc. (the “Company” or “Growers Direct”) uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of the Company. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Jamaica, Ethiopia and Papua New Guinea our source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, we own only one roasting plant, interruption to our only roasting plant may cause significant disruption to our roasting operations, issuance of shares upon conversion of the convertible note and exercise of the outstaying warrants may cause immediate and substantial dilution to our existing shareholders. Most of these factors are difficult to predict accurately and are generally beyond the control of Growers Direct Coffee Company, Inc. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report on Form 10-KSB. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

 ITEM 1 Description of Business

Business Development During the Last Three Years

Growers Direct Coffee Company, Inc. was incorporated on December 21, 2001 in the state of Nevada. The shareholders at the Annual General Meeting held on September 5, 2007 approved our name change from Coffee Pacifica, Inc to Growers Direct Coffee Company, Inc. The name change became effective November 6, 2007.  We have never declared bankruptcy or been in receivership. In October 2005, we acquired 100 % of the issued and outstanding shares of Uncommon Grounds, Inc for a total consideration of $430,000 in cash and $126,776 in liabilities. Uncommon Grounds Inc. is located in Berkeley, California and continues to market and sell its "Uncommon Grounds" brand of certified organic, fair trade and sustainable produced roasted coffee, tea, cafe supplies and equipment to its customers in the  San Francisco Bay Area regional market and throughout United States.

We have never declared bankruptcy or been in receivership.

We are a distributor and marketer in the United States and Europe of green bean coffee produced in Papua New Guinea, Jamaica and Ethiopia. Growers Direct generates revenue from the sale of green bean organic and non-organic premium grade Papua New Guinea, Jamaican and Ethiopian coffees. We sell our coffee beans directly to coffee roaster retailers, commercial roasters, coffee brokers and gourmet roasters and retailers. As a result of the acquisition of Uncommon Grounds, Inc. we also sell, in the United States, "Uncommon Grounds" brand of roasted coffee, tea, cafe supplies and equipment.

Business of Our 100% Owned Subsidiaries

Growers Direct acquired one hundred percent of the issued and outstanding shares of Uncommon Grounds, Inc. on October 10, 2005. Uncommon Grounds, Inc. is a coffee roasting company established in 1984 and is located in Berkeley, California. Uncommon Grounds Inc. was incorporated under the laws of the State of California.  It sells certified organic, fair-trade and sustainable-produced roasted coffee under the “Uncommon Grounds” label. Uncommon Grounds, Inc. also sells tea, cafe supplies and equipment to customers.

In June 20, 2002, we incorporated, under the laws of Papua New Guinea, our wholly-owned subsidiary Coffee Pacifica PNG Ltd. We did not conduct any of our operations in Papua New Guinea through this company during the year ended December 31, 2007.

Growers Direct also owns a wholly-owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006 under the laws of the state of Nevada. We did not conduct any operations through this Company during the year ended December 31, 2007.

Coffee Bean Quality and Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on weather, economic and political conditions in coffee producing countries. Growers Direct depends on Papua New Guinea, Jamaican and Ethiopian coffee farmers to access quality green bean coffee from the various growing regions in Papua New Guinea, Jamaica and Ethiopia.

We do not anticipate having to depend on any one farmer for the supply of the green coffee beans. We do not expect that disruption in the supply from one farmer to Growers Direct could not be remedied quickly and cost effectively. We obtain our green beans from farmer-shareholders and co-operatives, which produce quality green coffee beans. We believe our farmer-shareholders and co-operatives represent a potential source of quality arabica beans that are produced in sufficient quantities on farms. Because many of these farmers are also shareholders of Growers Direct, there are existing relationships and the farmers have a vested interest in the success of Growers Direct. We believe such relationships are mutually beneficial for Growers Direct and our farmer-shareholders and co-operatives alike, and help result in favorable coffee bean supplies, quality and costs.

We have a strategic partner, Papua New Guinea Coffee Growers Federation Ltd. ("PNGCGF"). PNGCGF’s shareholders are co-operatives representing approximately 120,000 coffee growers organized in 179 co-operatives located throughout the 11 of 13 coffee growing provinces of Papua New Guinea. The high quality premium-grade coffee produced by the co-operatives is pooled together by the PNGCGF and exclusively marketed by Growers Direct. To fill the sales orders we receive, we have a subcontract arrangement with the PNGCGF. to purchase, process, sort, bag and package ready for shipment green bean coffee from Port of Lae in Papua New Guinea to our rented warehouses or to our customers.

We have a strategic five year marketing license agreement for the “Penlyne Castle” brand of “Jamaican Blue Mountain” coffee grown by Blue Mountain Coffee Co-Operative Society Ltd (“BMCC”) of Jamaica. BMCC is a Jamaican incorporated society that has been actively involved in the production and exportation of the Jamaican coffee since 1949. BMCC represents approximately 3,000 coffee farmers within the Blue Mountain coffee region of Jamaica. BMCC was established to enhance and improve the economic benefits of its members.

Coffee Market

There is an established market for green bean coffee in the United States and Canada. According to the International Coffee Organization, "Green Bean Import", data for the 2006 green bean coffee season, the United States imported approximately 25 million, sixty-kilogram, bags of green bean coffee and Canada imported approximately 2 million, sixty-kilogram, bags of green bean coffee. United States and Canada's imports of greens beans represent approximately 30% of the total 2006 World coffee production.

Papua New Guinea, Jamaica and Ethiopia grown arabica and robusta green bean coffee have an established market. According to the International Coffee Organization "Country Production" data for the 2006 green bean coffee season, Papua New Guinea produced approximately one million one hundred thousand (1.1 million), sixty-kilogram, bags of green bean coffee, which is approximately 2% of the world green bean coffee production. Jamaican produced seven hundred thousand, sixty-kilogram, bags of green bean coffee and Ethiopia produces about seven million, sixty kilogram, bags of green coffee.

Customer Categories

The largest potential markets for Growers Direct green bean coffee are the United States and Europe. There are four broad potential customer groups: roaster retailers, commercial roasters, coffee brokers and gourmet roasters and retailers. Roaster retailers are vertically integrated sellers of coffee and other beverages who operate their own coffee roasting facilities to supply roasted coffee to their own retail coffee shops and through other food service distribution channels, such as grocery stores. Commercial roasters, who do not operate their own retail coffee shops, operate roasting facilities and supply roasted coffee to third party retail coffee shops, grocery stores, hotels and restaurant trade, through other food service distribution channels. Coffee brokers purchase and sell green coffee beans to smaller roaster retailers and commercial roasters. The coffee broker segment consolidates distribution channels and provides access to many smaller commercial roasters and roaster retailers. Specialty gourmet roasters and retailers are small coffee shops that sell whole bean coffees that are ground at home, in retail grocery stores or commercially.

Our "Uncommon Grounds" brand of certified organic and fair trade roasted coffees and tea products are sold to the coffee shops, restaurants and directly to consumers throughout the US.

We believe that no disproportionately significant amount of revenue will come from any single customer; therefore, we do not expect to depend on any single customer.

Competitive Position & Pricing Policy

Purchasers of green bean coffee in the United States and Europe depend upon outside trading companies and exporters for their supply of green bean coffee. In order to encourage the continuing supply of quality coffee beans in the future, these purchasers routinely negotiate with the exporters or trading companies to purchase green bean coffee which are tied to the specific New York "C" futures coffee contract market prices for future deliveries of green bean coffee. The New York "C" futures coffee contract trades on the New York, Coffee Sugar & Cocoa Exchange. We sell our green bean coffee, at a mutually negotiated price, to the potential customers using the New York "C" futures coffee contract market price   as the "benchmark price." We add a premium amount to the benchmark price for the green bean coffee considered to be of a superior quality and deduct a discount amount from the benchmark price for green bean coffee considered to be of an inferior quality. The quality of the green bean coffee is determined by testing the grades of green bean coffee and by cup tasting for flavor.

Our "Uncommon Grounds" brand of organic and fair trade certified roasted coffees and tea products compete directly against gourmet specialty coffees and teas sold at specialty retailers, discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, like Starbucks and Peets Coffee sell whole bean coffees through these channels. The gourmet specialty market is highly competitive and contains competitors with substantially greater financial, marketing and operating resources than we have.

Coffee Packaging and Distribution

We operate in Papua New Guinea through our strategic partner, PNG Coffee Growers Federation Ltd to purchase unprocessed (parchment) coffee beans from the farmers/shareholders and transport the coffee beans in trucks to the processing warehouse in Lae, Papua New Guinea. After processing the parchment green beans, the processed and graded green coffee beans are packed in sixty-kilogram (60kg) bags and stored in a warehouse in Lae, Papua New Guinea. When orders are received, we transport bagged green bean coffee ready for shipment down to Lae, our shipping port. After the Coffee Industry Corporation and customs formalities are completed, the bagged green bean coffee is exported.  A Growers Direct logo appears on every sixty-kilogram (60kg) bag of green bean coffee that is packed and shipped. All exports from Papua New Guinea are shipped at Free On Board ("FOB") price, at Lae Port, Papua New Guinea.

Our roasted coffees are packed into ½ lb, 1 lb, 5 lb and 10 lb bags and delivered to our customers in the San Francisco area by our delivery van. Coffees are shipped by "UPS" courier to customers who are outside our delivery area.

Web Site

As of the date of this Report, we own the website: www.growersdirectcoffee.com. Our subsidiary Uncommon Grounds, Inc. owns a website www.uncommongrounds.net and sells roasted coffee through the website www.uncommongrounds.net.

Employees

As of the date of this Report, Growers Direct and one subsidiary has approximately fifteen employees.

Government Regulations

We are registered with the Food and Drug Administration (FDA) in compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. (“Bioterrorism Act”). Under the Bioterrorism Act, green coffee beans are considered food items and require the registration of the food facilities and the importer providing advance notice of any shipments into United States.

As of the date of this Report, our management is unaware of any other federal or state laws and regulations in the United States that would apply to our operations and green bean coffee business. We are also unaware of any federal, state or local laws and regulations in the United States that would affect our roasting business operations in Berkeley, California, apart from meeting the business license requirements of the county.

Research and Development Activities

For the years ended December 31, 2007 and 2006 Growers Direct did not incur any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

Reports to Security Holders

Growers Direct will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders. We are a reporting company and are required to file reports with the SEC pursuant to the Exchange Act, including annual reports on form 10-K or 10-KSB, interim quarterly reports on form 10-Q or 10-QSB and periodic reports, as required, on form 8-K.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2 Description of Property

As of the date of this Report, our corporate office is located at 2813 7Th Street, Berkeley, California 94710-2702 and the registered office is located at 2248 Meridian Blvd, Suite H, Minden, Nevada, 89423. We closed our office located at 829 2nd Street, Suite 4, Mukilteo, Washington, 98275 on February 28, 2007. Our corporate office and coffee roasting facility is located at 2813 7th Street, Berkeley, California 94710-2702. Currently, we rent 4,500 square feet of warehouse space. Our current lease is for three years (expiring July 30, 2009) with an option to renew for an additional three years.

As of the date of this Report, Growers Direct does not have any investments or interest in any real estate. Growers Direct also does not invest in real estate mortgages, nor does it invest in securities of, or interest in, persons primarily engaged in real estate activities.

ITEM 3 Legal Proceedings

As of the date of this Report, we are party to one lawsuit. We are unaware of any other litigation pending or threatened by or against the Company.  A lawsuit was filed in January 2006 against the Company by a former director, Brian Inouye, seeking compensation. This action is being prosecuted in Clark County, Las Vegas, Nevada. The Company considers the lawsuit frivolous and without substantive merit, and will aggressively and vigorously defend itself. In February 2006, the Company filed a counter-claim seeking damages, including fraud.  A trial is scheduled for February 24, 2009.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5 Market for Common Equity and Related Stockholders Matters

Market information

Growers Direct common stock is quoted on the Over the Counter Electronic Bulletin Board ("OTC:BB") under the symbol, "GWDC.OB". Trading in the common stock in the Over-the-Counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Growers Direct commenced quotation on the OTC on July 8, 2004. Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by "Otcbb.com" information centre website:

Quarter	High	Low
2007 Fourth Quarter	$0.70	$0.44
2007 Third Quarter	$1.33	$0.65
2007 Second Quarter	$2.32	$0.65
2007 First Quarter	$0.95	$0.68
2006 Fourth Quarter	$1.10	$0.66
2006 Third Quarter	$1.26	$1.01
2006 Second Quarter	$1.69	$1.10
2006 First Quarter	$2.76 *	$1.62

* Adjusted for 5 for 4 shares stock split March 1, 2006.

Holders

As of the date of this Report, Growers Direct has approximately 3,000 shareholders of record of its common stock.

Dividends

We have not paid any cash dividends to our shareholders since our inception on December 21, 2001. There are no restrictions that currently would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Securities

In May, 2007, the Company registered with the Securities and Exchange Commission on Form S-8 a “2007 Stock Incentive Plan for Employees and Consultants” ( hereinafter referred “2007  Plan”).  The purpose of the 2007 Plan is to provide employees and consultants of the Company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Company and to facilitate attracting and retaining employees and consultants of exceptional ability. The 2007 Plan is administered by the Board of Directors (the “Board”). The maximum number of shares which may be granted under the 2007 Plan shall be 5,000,000 shares in the aggregate of Common Stock of the Company. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the 2007 Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date.  To the period ended December 31, 2007, we have issued 4,125,000 shares of our common stock under 2007 Plan to our consultants, directors and employees for an aggregate consideration for $3,436,400, estimated fair market value of these shares, for payment of services and fees in lieu of cash. For the year ended December 31, 2007, $1,640,500 was charged to consulting fees, $69,669 as legal fees, $378,900 as management fees, $1,115,000 marketing expenses and $232,331 as prepayment for legal services to be rendered in the future. Under the 2007 Plan, 875,000 shares remain for future issuance.

The 2005 Employee Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Growers Direct and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of Growers Direct and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of Growers Direct and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares of Common Stock of the Company which may be granted under the Plan shall be 6,250,000 shares in the aggregate.  The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. During the years ended December 31, 2006 and 2005 we issued 4,452,000 and 1,378,750 shares of our common stock under the 2005 Employee Stock Incentive Plans for Employees and Consultants and 419,250 shares were issued in March 2007 for payment of marketing services. The estimated fair market value of the shares was $327,015 and expensed during 2007.

Recent Sales of Unregistered Securities

In October, 2007 we issued 375,000 Restricted Rule 144 shares of common stock to our consultant for payment of investor relation services. Total value of the services was valued at the fair market price at $271,500.  Our consultant is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 (“Act”) and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the consultant who we believe are capable of evaluating the merits and risks of an investment in our common stock.

Stock Repurchase

As of the date of this Report, Growers Direct does not have any stock repurchase plan.

ITEM 6 Managements' Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations

To capitalize on the growing coffee business opportunities world-wide, specifically China, and to increase future revenue growth of our coffee business, the board of directors approved a plan to restructure the management of the Company. We now sell coffees from Papua New Guinea, Ethiopia and Jamaica and are in the process of developing coffee supply from Colombia. The board’s objective to restructure are to (a) turn the Company into a profitable entity with healthy finances for the benefit of its  shareholders; (b) launch new brand initiatives to better leverage the “Growers Direct” brand name in terms of green beans, roasted coffee, coffee shops and online sales; (c) allow the Company to work more closely with farmers in various countries to improve supply logistics;  (d) optimizing the established global green bean sale and distribution networks and; (e) leveraging the “Growers Direct” brand name to pursue roasted coffee sales opportunities online.

Our annual revenue for 2007 was $2,341,645 compared to $2,612,347 for 2006. Our sales declined due to the late arrival of the “Penlyne Castle” “Jamaican Blue Mountain” coffees. The revenue generated from sales of the Jamaican coffees is included the first quarter of 2008.  We have sustainable demand for our coffees due to our aggressive marketing efforts including hosting booths at the Specialty Coffee of America exhibition at Long Beach, California. The revenue for the 2008 fiscal period will see growth as we introduce the Colombian coffee to our existing customers. The Company believes that addition of Jamaican “Penlyne Castle”, Ethiopian and Colombian coffee will generate increased revenue in 2008 complementing the Papua New Guinea (“PNG”) bean crop cycle. We also anticipate growth in revenue from the roasted coffees, increased revenue generated from our online sales via the website wwww.uncommongrounds.net for Uncommon Grounds Inc. Our gross profit on sales in 2006 was approximately 33% compared to 36% in 2006.  In 2008, we anticipate higher gross margins and increased revenues by selling our green beans at premium prices and the forecasted higher New York “C” contract prices. Our operating expenses for 2007 were $9,608,162 compared to $9,476,393 in 2006; an increase of $131,769. The general and administration expenses declined to $ 6,468,747 in 2007 compared to $7,233,393, marketing expenses increased by $76,015 to $2,319,015 in 2007 compared to $2,243,000 in 2006. The net loss for the year ended December 31, 2007 was $10,255,375 compared to $8,530,598 in 2006. The losses attributed to common shares issued to consultants, directors and employees for services recorded at fair market value which aggregated to $ 6,241,689 (2007) and $7,453,179 (2006). For the year ended December 31, 2007, the $6,241,689 recognized in expenses were $2,769,750 was charged to consulting fees, $69,669 as legal fees, $378,900 as management fees, $2,259,015 marketing expenses, $463,500 investor relations, $220,855 financing and $80,000 for license fees.  At December 31, 2007, we had $1,386,285 in current assets and $431,149 in current liabilities. Our long term liabilities, December 31, 2007, resulting from the convertible notes funding was $1,582,657 for convertible debt, net of discounts and liquidated damage of $187,573. At December 31, 2007, Growers Direct had $831,791 in cash and deposits which we believe are adequate to meet our operational expenses for approximately the next twelve months. All revenues generated by the Company are used to pay Company expenses and to implement and expand the Company’s business. Our revenue for the year ended December 31, 2007 was $ 2,341,645 consisted of $1,314,834 from green bean coffee and $1,026,811from roasted coffee and operating expenses were $9,608,162. The general and administrative expenses to December 31, 2007 was $6,468,747, the marketing expenses were $2,319,015 and compensation expenses of $820,400 related to 1,100,000 stock options issued to our officers. The general and administration expenses of $6,468,747 included travel expenses of $229,756, professional fees of $463,065, advertising and promotion fees of $591,808, office expense of $2,073,931 and consulting fees of $3,110,187.  For the year ended December 31, 2007, we expensed convertible note related expenses: amortization of warrants and original discounts of $788,635, cash financing expenses of $435,855 and liquidated damage of $187,573. The net loss for the year ended December 31, 2007 was $10,255,375. Our accumulated losses as of December 31, 2007 were $ 23,145,141.  For the year ended December 31, 2006, our total revenue of $2,612,347 consisted of $1,593,443 from the sale of green bean coffee and $1,018,904 from roasted coffees.  We incurred a net loss of $8,530,598 consisting of the following expenses: marketing $2,243,000, travel $156,260, professional fees $625,796, general expenses $1,982,118, advertising and promotion $619,060 and consulting $3,850,159. As of December 31, 2006, our liabilities were $296,133, comprised of trade payables $196,133 and note payable of $100,000.  As of December 31, 2006, we did not have any long-term debts or obligations. Our accumulated losses as of December 31, 2006 were $12,889,766.

Growers Direct continues to be in discussions with and is in the process of evaluating green bean coffees from other countries to add to product offering. We anticipate adding green bean coffee from another origin in the second quarter of 2008. We continue to evaluate other regional coffee roasting companies as potential acquisition targets. Growers Direct intends to acquire at least one other regional coffee roasting company to become a significant "Tree to Cup" vertically integrated coffee company.

Our SB-2 was declared effective on December 7, 2007, wherein we registered 6,350,894 shares of common stock to be issued for conversion of the Convertible Notes of f $2,678,572 at an original discount of 16%. The Notes, due March 18, 2009, may be converted, at the option of the Noteholders into shares of common stock of Growers Direct Coffee Company, Inc. at the conversion price of eighty-five percent (85%) of the preceding ten (10) trading days weighted average volume price of the common stock using the AQR function as reported by Bloomberg L.P. (“VWAP”). The Company also issued Warrants equal to that subscriber’s pro rata portion of the Note principal divided by the ten (10) trading day VWAP. The warrant share exercise price for a Warrant shall be equal to eighty-five percent (85%) of the VWAP. The warrants shall be exercisable until March 18, 2010. The gross proceeds received by the Company, upon the exercise of any of the Warrants, will be used by Growers Direct for general working capital purposes.

As of the date of this Report, Growers Direct has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

As of the date of this Report, Growers Direct did not have any off-balance sheet arrangements.

Recent Accounting Pronouncement

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108.

We restated the previously issued quarterly unaudited financial statements for the periods ended March 31, 2007 June 30, 2007 and September 30, 2007 to properly reflect the accounting for convertible notes, the related beneficial conversion feature and warrants pursuant to EITF No. 00-19, 05-02, 05-04 and SFAS No. 133 and the related income tax effects.

a)

The loss from operations for the three months ending March 31, 2007 was originally $1,581,828, a decrease in loss by $175,122 to $1,406,706 consisted of adjustments to the amortization of warrants and original discount of 16%, reversal of gain on derivate liability, the beneficial conversion feature of the convertible debt being accounted for as a derivative $273,402. The restated balance sheet at March 31, 2007 had a decrease in liabilities of $475,534 due to an increase to the convertible debt net of discounts to $794,021 and a decrease in the derivative liability of $273,402. The restated loss per share for March 31, 2007 decreased from $0.06 to $0.05.

b)

The loss from operations for the six months ending June 30, 2007 was originally $5,888,875, a decrease in loss by $427,541  to $5,461,334 consisted of adjustments to the amortization of warrants and original discount of 16%, reversal of loss on derivate liability, the beneficial conversion feature of the convertible debt being accounted for as a derivative $405,702. The restated balance sheet at June 30, 2007 had a decrease in liabilities of $223,114 due to an increase to the convertible debt net of discounts of $1,018,066 and a decrease in the derivative liability of $405,702 and decrease in amortization portion of discount $389,249. The restated loss per share for June 30, 2007 decreased from $0.20 to $0.19.

c)

The loss from operations for the nine months ending September 30, 2007 was originally $8,353,055, a decrease in loss by $227,235 to $8,125,820 consisted of adjustments to the amortization of warrants and original discount of 16%, reversal of loss on derivate liability, the beneficial conversion feature of the convertible debt being accounted for as a derivative $405,702. The restated balance sheet at September 30, 2007 had a decrease in liabilities of $423,421 due to an increase to the convertible debt net of discounts of $1,301,364 and a decrease in the derivative liability of $405,702. The restated loss per share for September 30, 2007 decreased from $0.28 to $0.27.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141").  In a business combination, SFAS No. 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Acquisition costs are required to be reported separately from the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree.  SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) also amends SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS No. 141(R) becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of SFAS No. 141(R) will have any immediate material effect on the Company's financial condition or results of operations.

In December 2007, FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51 ("ARB No. 51").  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 also changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation.  SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent's owners and the interests of the noncontrolling interests of the subsidiary. SFAS No. 160 becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of SFAS No. 160 will have any immediate material effect on the Company's financial condition or results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

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

Revenue Recognition

The Company derives its revenue from sale of green beans and roasted coffees and allied coffee products. Our revenue is recognized in the period when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Coffee is considered delivered when title and risk have been transferred to the customer. Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale.

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

Stock Option

At December 31, 2007, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from April 16, 2007 to December 31, 2007 there have been 1,100,000 options forfeitures and cancellations on voluntary basis.

Convertible Note

On March, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $2,678,571 with an original discount of 16% ($428,571). The convertible notes are repayable on March 19, 2009. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.66 per share. The Company also issued to the holders 3,438,033 stock purchase warrants exercisable at $0.66 per share before March 18, 2010.  The warrants may be exercised either on a cash or cashless basis, at the option of the warrant holders. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $368,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF Issue 00-27 "Application of Issue No.98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $1,087,979 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes. As long as any portion of the convertible notes remains outstanding, the Company shall not pay any cash dividends or distributions on any equity securities of the Company without prior written consent from the holders of the convertible note.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

Deferred tax assets and liabilities

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered more likely than not of being realized.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction.  To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted.  Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits.

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

Trademark

On October 10, 2005, the Company recorded a registered trademark for $72,691 which represents the value of approximately ten (10) percent of the Uncommon Grounds, Inc.’s expected annual sales.  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations," and "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Growers Direct has performed an evaluation of its trademark on December 31, 2007. The test for impairment revealed that there was no impairment of the trademark.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended December 31, 2007 and 2006 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Growers Direct evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at December 31, 2007, there was no allowance for doubtful accounts. Growers Direct does not have any off-balance-sheet credit exposure related to its customers.

Seasonality and Other Factors That May Affect Our Future Results

(a)

Our business is seasonal in nature because coffee harvest season is from May to August in Papua New Guinea. The seasonal availability of green bean coffee in the second quarter of the year may result in increased sales in the last two quarters. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results.

(b)

Our business strategy is centered on a single product; green bean coffee. If the demand for green bean coffee decreases, our business could suffer. Additionally, if we fail to continue developing and maintaining the quality of the green bean coffee we sell or the farmers allow the quality of the green bean coffee to diminish, our business revenue and profitability could be adversely affected.

(c)

We have only one coffee roasting facility. A significant interruption in the operation of this facility due to natural disaster or other causes could significantly impair our ability to operate our coffee roasting business on a day-to-day basis.

(d)

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

(e)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $23,145,141 as of December 31 2007. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Growers Direct may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

(f)

Our ability to implement the marketing and sales strategy is partially dependent on our ability to increase awareness and recognition of Papua New Guinea and Jamaican grown green bean coffee in United States, Canada and Europe. We may have difficulty selling the Papua New Guinea grown green bean coffee to roaster retailers, commercial roasters, gourmet roasters and retailers, and coffee brokers. Consequently, if we fail to implement our marketing and sales strategy, or if our resources on a marketing and sales strategy ultimately proves unsuccessful, our revenue and operating results may be adversely affected and we may have to curtail or cease our operations. As a result, investors could lose their entire investment.

(g)

We need to manage growth in our operations. Our ability to successfully offer our products and services and implement our business plan in an evolving coffee market requires an effective planning and management process.  We will need to continue to improve our financial and managerial controls and reporting systems and procedures. We expect growth in our business; however, this growth will continue to place a significant strain on our management systems and resources.  There are no assurances we will effectively achieve or manage future growth, and the failure to do so could delay product development cycles or otherwise have a materially adverse effect on the Company’s financial condition and results of operation.

(h)

Our business depends upon attracting and retaining highly capable management and operations personnel. In order to achieve its objectives, the Company must add key people to its management team.  We also require highly skilled technical, sales, management and marketing employees who are in high demand and are often subject to competing offers.  As we grow, we will continue to need an increased number of management and support personnel.  It is possible that we will be unable to recruit the people we need in a timely fashion.

(i)

Intense competition may affect our profitability. The markets for our products are highly competitive and rapidly changing.  We face several large competitors that have been in business longer than we have.  These competitors have the advantage of having entered the market earlier than us.  Our competitors and their products are more fully established and accepted in the market place.  There are a number of other companies offering green bean coffee currently existing in the market place.  These competing companies are already accepted in the market place. We may therefore be unable to gain adequate market share that will allow us to meet our financial projections.  We cannot assure you that our competitors will not develop services or products that are equal or superior to ours or that achieve greater market acceptance.  Please see "Business—Competition" for further detail regarding our competitive market.

(j)

We may need additional capital. We require substantial working capital to fund our business.  If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing.  Selling additional stock could dilute the equity interests of our stockholders.  If we borrow money, we will have to pay interest and may also have to agree to restrictions on our operating flexibility.  The borrowing of additional monies may put a strain on the Company’s cash flow and ability to develop and or expand its products and business.  There are no guarantees that we will be able to obtain additional financing or that if such financing is available that it will be on terms satisfactory to the Company.  See “Management’s Discussion and Analysis of Financial Condition and Operations".

Our Industry Related Factors That May Affect Our Future Results

(a)

Competition may adversely affect our ability to implement our business plan. There are other companies conducting similar activities, and the demand for green bean coffee is affected by consumer taste and preferences. With little operating capital in a rapidly evolving and highly competitive coffee industry we will encounter financial difficulties. The whole green bean coffee market is highly fragmented and coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores. We have only begun to penetrate these markets, which gives some competitors advantages over us based on their earlier entry into these distribution markets. Competition in the green bean coffee market is intense as relatively low barriers to entry encourage new competitors to enter the green bean coffee market. The new market entrants may have substantially greater financial, marketing and operating resources than us, which may adversely affect our ability to implement our business plan. We may have to curtail or cease our business and our investors may lose their entire investment.

(b)

Adverse weather conditions and diseases may negatively impact the cost of and our supply of green coffee beans. Decreased availability of quality green bean coffee would have an adverse affect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business. A significant portion of our anticipated revenue will be realized during the Papua New Guinea coffee harvest season, which is from May to August. Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought, would have an adverse effect upon the supply of quality green bean coffee at a reasonable price, which, in turn, would directly impact our ability to market and distribute green bean coffee in the United States, Europe and Canada. As a result, our business would be impaired and we may have to curtail or cease our operations and the investors could lose their entire investment.

(c)

Political and social instability in Papua New Guinea, Jamaica and Ethiopia may also negatively impact our supply of green coffee beans and our purchasing costs. We purchase unprocessed green bean coffee from Papua New Guinea, Jamaica and Ethiopia. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea, Jamaica and Ethiopia may adversely affect our business operations. In particular, instability in coffee growing regions of Papua New Guinea, Jamaica and Ethiopia could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of our business. It could also lead to an increase in our purchasing costs and increased operating costs. This may impair our business and we may have to cease or curtail our operations and investors could lose their entire investment.

(d)

Fluctuations in the price of green bean coffee may impede our marketing ability Green bean coffee is traded on the commodities market. The supply and price of green bean coffee is affected by multiple factors in the various producing countries including; weather, political, and economic conditions. We plan to sell our green bean coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark (beginning) price will be directly tied to the then current prevailing price of New York "C" futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of green bean coffee increases we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer accordingly. As a result, our business will be adversely affected and we may have to curtail or cease our operations and the investors could lose their entire investment.

  Factors That May Affect Owning Growers Direct Common Stock

(a)     There are a large number of shares underlying the Notes. As of December 31, 2007, we had 33,184,328 shares of common stock issued and outstanding. There are currently Notes outstanding that may be converted into an estimated 6,350,584 shares of common stock at current market prices and outstanding warrants to purchase 3,678,695 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

(b)     The issuance of shares upon conversion of the Convertible Notes and exercise of outstanding Warrants may cause immediate and substantial dilution to our existing stockholders. The issuance of shares upon conversion of the Notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their Notes and/or exercise their Warrants if such conversion or exercise would cause them to own more, than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit.

(c)     Repayment of the Notes could negatively affect our supply of working capital. On March 19, 2007, we entered into agreements to issue the Notes. The Notes are due and payable March 18, 2009, unless sooner converted into shares of our common stock. The Company cannot voluntarily pre-pay the Notes until March 18, 2008.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Subscription Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the Notes, including a default interest rate of 15% on the outstanding principal balance of the Notes if the default is not cured within the specified grace period. The intent of the Company is to make all payments that may become due under the Notes.  Furthermore, we have a reasonable basis to believe that the Company has the financial ability to make all such payments as they may become due. We anticipate that the full amount of the Notes will be converted into shares of our common stock, in accordance with the terms of the Notes. If we were required to repay the Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Notes when required, the notes and stock holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

(d)      A substantial majority of our common stock is owned by management and that may reduce your ability to influence our activities.  Prior to this Offering our officers, directors collectively owned approximately 14% of our outstanding shares of common stock as of December 31, 2007 and if all of the underlying shares being registered hereby are acquired by the Noteholders, our officers and directors will collectively own approximately 11% allowing these security holders to control matters requiring approval of our shareholders. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Growers Direct to attract investors because such investors will know that matters requiring shareholder consent will likely be decided by our officers and directors. Our officers and directors can control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

(e)     We have discretion as to the use of proceeds. In conjunction with the sale of the Notes, pursuant to the Subscription Agreement, the Company has granted the Note purchasers Warrants to purchase additional shares of the Company’s common stock.  Our management can spend the proceeds, received by the Company in conjunction with the exercise of any of the Warrants, in ways with which the stockholders may not agree.  We cannot predict that the proceeds will be invested to yield a favorable return.  The net proceeds received from exercise of any of the Warrants will be used primarily for sales and marketing expenses, salaries and staffing and general corporate and technology purposes, including working capital.

(f)     There is lack of liquidity for our shares. There may not be an adequate market for the resale of the Company’s common stock.  Shareholders may not be able to sell their stock at a price in excess of the price at which the stock was purchased.  Accordingly, investors should not expect to be able to sell the Shares or otherwise liquidate their investment even in an emergency or should their circumstances change.  Investors must be prepared to bear the economic risk of holding the Shares for an indefinite period of time.

(g)     There is currently a limited trading market for our shares of common stock, there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Growers Direct is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Growers Direct Coffee Company, Inc. or our common stock.

(h)     Growers Direct common stock (OTC:BB “GWDC.OB”) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (1) with a price of less than $5.00 per share; (2) that are not traded on a "recognized" national exchange; (3) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.44 and $2.32 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (1) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (2) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (3) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (2) above; and (4) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 7 Audited Financial Statement

GROWERS DIRECT COFFEE COMPANY, INC (PREVIOUSLY COFFEE PACIFICA, INC.) CONSOLIDATED BALANCE SHEETS
	December 31, 2007 (Audited)	December 31, 2006 (Audited)
ASSETS

Current Assets

Cash and cash equivalents	$78,703	$77,993
Deposits	753,088	418,504
Receivables	217,674	165,569
Inventory	104,489	133,955
Prepaid expenses	232,331	153,460
Total Current Assets	1,386,285	949,481

Property and equipment, net	297,139	323,289
Trademark, net	49,327	59,711

TOTAL ASSETS	$1,732,751	$1,332,481

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$154,899	$196,133
Accrued payable	60,000	-
Note payable	16,250	-
Notes payable related party	200,000	100,000
Total Current Liabilities	431,149	296,133
Long Term Liabilities
Convertible debt, net of discounts	1,582,657	-
Liquidated liability	187,573	-
Total Long Term Liabilities	1,770,230	-

Commitments and Contingencies	-	-

Stockholders’ Equity

Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued	-	-
Common stock, authorized 75,000,000 shares at $0.001 par value,
33,184,328 shares and 27,218,937 shares, respectively, issued and outstanding	29,122	22,420
Additional paid-in capital	22,647,391	13,903,694
Accumulated deficit	(23,145,141)	(12,889,766)
Total Stockholders’ Equity	(468,628)	1,036,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,732,751	$1,332,481

The accompanying notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC (PREVIOUSLY COFFEE PACIFICA, INC.)
CONSOLIDATED STATEMENTS OF OPERATION

	Year	Year
	Ending	Ending
	December 31,	December 31,
	2007	2006

REVENUE	2,341,645	$2,612,347
Cost of Sales	1,575,195	1,665,752
GROSS PROFIT	766,450	946,595

EXPENSES
Compensation expenses	820,400	-
Marketing	2,319,015	2,243,000
General and administrative expenses	6,468,747	7,233,393
TOTAL EXPENSES	9,608,162	9,476,393

LOSS FROM OPERATIONS	(8,841,712)	(8,529,798)

NON-OPERATION EXPENSES
Amortization of warrants and original discount	788,635	-
Financing expenses	435,855	-
Liquidated penalty	187,573	-
LOSS BEFORE TAXES	(10,253,775)	(8,529,798)

INCOME TAX EXPENSE	1,600	800
NET LOSS	$(10,255,375)	$(8,530,598)

BASIC & DILUTED NET LOSS PER COMMON SHARE	$(0.34)	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC &
DILUTED	30,151,933	25,495,041

The accompanying notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance December 31, 2005	21,141,901	$16,913	$5,518,561	(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.41per share	5,427,000	4,937	7,601,703	-	7,606,640
Miscellanous share adjustment	36	-	-	-	-
Net loss for year ended December 31, 2006	-	-	-	(8,530,598)	(8,530,598)
Balance December 31,2006	27,218,937	22,420	13,903,694	(12,889,766)	1,036,348

Shares issued for services & financing costs
at an average price $0.96 per share	6,702,397	6,702	6,467,318	-	6,474,020
Share adjustment	(737,006)	-	-	-	-
Warrants issued with convertible note	-	-	1,087,979	-	1,087,979
Beneficial conversion feature of convertible note	-	-	368,000	-	368,000
Stock options vested	-	-	820,400		820,400
Net loss for period ended December 31, 2007	-	-	-	(10,255,375)	(10,255,375)
Balance December 31,2007	33,184,328	$29,122	$22,647,391	$(23,145,141)	$(468,628)

The accompanying notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,255,375)	$(8,530,598)
Non-cash items not involving cash:
Common stock issued for services & financing costs	6,241,689	7,606,640
Amortization of warrants and original discount	788,635	-
Compensation expenses – option vesting	820,400	-
Liquidated penalty	187,573	-
Bad debt	1,397	-
Amortization and depreciation	78,491	69,278
Changes in other assets and liabilities:
Deposits decrease/(increase)	(334,584)	(270,882)
Receivables decrease/(increase)	(53,501)	(11,009)
Prepaid expense decrease/(increase)	153,460	4,577
Inventory decrease/(increase)	29.466	103,976
Accrued payable increase/(decrease)	60,000	-
Accounts payable increase (decrease)	(41,234)	145,499

NET CASH USED IN OPERATING ACTIVITIES	(2,323,583)	(882,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(41,957)	(42,913)

NET CASH USED IN INVESTING ACTIVITIES	(41,957)	(42,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	784,000
Proceeds Note Payable	16,250	-
Procceds from borrowing from related party	200,000	100,000
Net proceeds from convertible notes	2,250,000	-
Payments of note payable	-	(50,171)
Payment from borrowing, related party	(100,000)	-
Payments of shareholders debt	-	(11,266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,366,250	822,563

NET INCREASE (DECREASE) IN CASH	710	(102,869)
CASH AT BEGINNING OF PERIOD	77,993	180,862

CASH AT END OF PERIOD	$78,703	$77,993

SUPPLEMENTAL INFORMATION:

Interest paid	$$1,278	$-
Income taxes paid	$-	$-
NON CASH FINANCING & FINANCING ACTIVITIES
Warrants issued with convertible note	$1,087,979	$-
Stock issued for prepaid legal services	232,331	$-

The accompanying notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Growers Direct Coffee Company, Inc (previously Coffee Pacifica, Inc.) (hereinafter "Company" “We” “Our” or "Growers Direct”) was incorporated on December 21, 2001, under the laws of the State of Nevada. The shareholders at the Annual General Meeting held on September 5, 2007, approved the change of our name to Growers Direct Coffee Company, Inc. from Coffee Pacifica, Inc. The name change became effective November 6, 2007  Growers Direct is a world-wide marketer and distributor of Papua New Guinea, “Penlyne Castle” “Jamaican Blue Mountain” and Ethiopian Fair Trade and Organic green bean coffee to coffee vendors in the United States and Europe. In addition, the Company through its subsidiary, Uncommon Grounds, Inc., operates a coffee roasting facility in Berkeley, California that supplies freshly roasted coffee beans to its retail and wholesale customers throughout the United States. The Company conducts its business activities in Berkeley, California.

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

We incorporated, under the laws of Papua New Guinea, our wholly-owned subsidiary Coffee Pacifica PNG Ltd in June 2002. We did not conduct any of our operations in Papua New Guinea through this company during the year ended December 31, 2007.  Growers Direct also owns a wholly-owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006 under the laws of the state of Nevada. We did not conduct any operations during the year ended December 31, 2007.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2007 and 2006, the Company had accumulated deficits of $23,145,141 and $12,889,766, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2007 and 2006, the Company sustained net losses of $10,255,375 and $8,530,598. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncement

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141").  In a business combination, SFAS No. 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Acquisition costs are required to be reported separately from the assets acquired, liabilities assumed and any non-controlling interest in the acquiree.  SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also amends SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS No. 141(R) becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of SFAS No. 141(R) will have any immediate material effect on the Company's financial condition or results of operations.

In December 2007, FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements" ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51 ("ARB No. 51").  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 also changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation.  SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent's owners and the interests of the non-controlling interests of the subsidiary. SFAS No. 160 becomes effective for annual reports filed on or after December 15, 2008.  The Company does not believe that adoption of

SFAS No. 160 will have any immediate material effect on the Company's financial condition or results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.

Accounting Methods

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the periods ended December 31, 2007 and 2006, the Company incurred $ 591,808 and $619,060 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2007 and December 31, 2006, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended December 31, 2007 and 2006.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2007 and December 31, 2006, the Company's cash balance did not exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2007 and 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At December 31, 2007, 4,378,695 (3,678,695 warrants and 700,000 stock options for future grant) common stock equivalents were outstanding.

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company maintains United States dollars as the functional currency, while its subsidiary maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions. No operations were conducted through this subsidiary during the years ended December 31, 2007 and 2006.

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

The Company's financial instruments consist of cash, deposits, accounts receivables, accounts payable, and note payables. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended December 31, 2007 and 2006 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at December 31, 2007 and 2006, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers. For the year ended December 31, 2007, the company recognized $1,397 of bad debt expenses.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Product is considered delivered when title and risk have been transferred to the customer. Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale.

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable.

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

At December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Employee Benefits

Growers Direct has a Simple IRA Plan that covers most of its employees with over two years of service. It provides matching funds up to 3% of an employees' gross income and follows the policy of funding the retirement plan contributions as accrued. The amount of pension costs recognized for the years ending December 31, 2007 and 2006 were $7,200 and $8,924 respectively.

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

Stock Option

At December 31, 2007, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from April 16, 2007 to December 31, 2007 there have been 1,100,000 options forfeitures and cancellations on voluntary basis.

NOTE 4 - INVENTORY

Inventories consist of the following:

	December 31, 2007	December 31, 2006
Green beans	$57,371	$103,292
Roasted coffee	$16,977	$ 1,345
Allied products	$30,141	$ 29,318
Total	$104,489	$ 133,955

NOTE 5 - TRADEMARK

On October 10, 2005, our purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management’s evaluation of the previous annual Uncommon Grounds Inc. sales data.  Accordingly, management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 15 years unless the Company deems it to be impaired.  The Company did not incur any trademark impairment adjustment for the years ended December 31, 2007 and 2006.  It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates.  As a result, impairment charges may occur. The trademark amortization expenses for periods ended December 31, 2007 and 2006 were $10,384 and $10,384, respectively.

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	December 31, 2007	December 31, 2006
Machinery and equipment	$341,965	$322,008
Vehicles	44,800	22,800
Office equipment	49,931	49,931
Less accumulated amortization	(139,557)	(71,450)
	$297,139	$323,289

Depreciation expense was $68,107 and $58,894 in each of the periods ended December 31, 2007 and 2006, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2007, two stockholders and directors of the Company advanced the Company $200,000 under two demand promissory notes, at an interest rate of 5% per annum. The demand promissory note of $200,000 was outstanding at December 31, 2007. No interest payment was due. During the year ended December 31, 2007, a former director was paid $25,000 for legal services provided to the Company.

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

In May 2007, the Company entered into supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. whereby the Company was granted exclusive right to use the “Penlyne Castle” trade mark to sell the coffee for the crop years commencing September 1, 2007 to August 31, 2012. As of December 31, 2007, the Company paid license fees of $105,000, comprised of 100,000 shares of the Company's common stock, fair market value of $80,000, and a cash payment of $25,000. Under the agreements the Company is required to pay an annual license fee of $25,000 in September of each crop year.  No provision for the possible future payments has been included in these financial statements.

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and also provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $ 42,840 and $40,340 for the years ended December 31, 2007 and 2006 respectively.

Future lease payments required subsequent to December 31, 2007 are as follows:

Years	Amount
2008	$44,177
2009	$26,215

The Company has entered into a joint venture agreement dated September 5, 2007, to establish coffee cafes in Peoples Republic of China (“China”). The cafés in China will trade as “Shanghai Uncommon Grounds Coffee Ltd.”. The Company will derive revenue from the sale of roasted coffees and 20% of the net revenue from its interest in the Joint Venture. All coffees sold by the Joint Venture in their cafés in China will feature specially created artisan roasted coffee blends by Uncommon Grounds Inc., our 100% owned subsidiary in Berkeley, California. The Company is required under the joint venture agreement to contribute $200,000 cash no later than opening of the first retail coffee café or March 31, 2008.  As of the date of this Report, the construction of the first coffee café was nearing completion and is anticipated to open for business by May 1, 2008. No provision for possible payments has been included in these financial statements.

NOTE 9 – CONVERTIBLE NOTES

On March, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $2,678,571 with an original discount of 16% ($428,571). The convertible notes are repayable on March 19, 2009. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.66 per share. The Company also issued to the holders 3,438,033 stock purchase warrants exercisable at $0.66 per share before March 18, 2010.  The warrants may be exercised either on a cash or cashless basis, at the option of the warrant holders.

The Company may give a thirty day business days notice of its intent to redeem the convertible notes, in whole or in part, by paying to the note holders a sum of money equal to one hundred and twenty percent of the principal amount of the convertible notes being redeemed, together with any accrued interest and penalties to the note holders arising under the convertible notes.  The convertible notes also have a contingent put option that allows the holders to demand payment if the Company completes another offering or is in default. The convertible notes are convertible into shares of common stock of the Company, at the option of the note holders at any time during the period the registration statement is effective.  The maximum number of shares to be converted, based on the principal amount of $2,678,571 is as follows:

						Closing	Closing	Share
Issue	Maturity		Gross	16%	Warrants	VWAP	85% of	Maximum
Date	Date	Principal	Proceeds	Discount	Issued	10 Day	VWAP	Conversion
March 19, 2007	March 19, 2009	$2,678,571	$2,250,000	$428,571	3,438,033	$0.7791	$0.6622	4,044,958

The Company issued warrants with a fair value of $137,817 in consideration for transaction costs to a broker.  These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $368,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF Issue 00-27 "Application of Issue No.98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $1,087,979 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes. As long as any portion of the convertible notes remains outstanding, the Company shall not pay any cash dividends or distributions on any equity securities of the Company without prior written consent from the holders of the convertible note.

The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	134%
Contractual life	3 years
Risk-free interest rate	4.39%
Dividend yield	Nil

The Company incurred cash financing expense of $435,855 in connection with the issuance of the convertible notes and warrants. The discount on the convertible notes is amortized using the effective interest method. To December 31, 2007, the Company amortized $139,316 related to original discount of 16% on debt and $649,320 related to warrants and beneficial conversion feature of convertible debt.

 Liquidated Damages

The Company recognized as expense $187,573 liquidation damages fees relating to the Company’s failure to have the SB-2 registration statement declared effective before July 19, 2007. The SB-2 registration was declared effective December 7, 2007 and resulting fees was calculated pursuant to the subscription agreement, penalty rate of 1.5% of the principal amount or $40,179 per month. In March 2008, the Company paid $187,573 by issuance of 604,664 shares of common stock.

NOTE 10 - COMMON STOCK

For the year ended December 31, 2007, the Company issued 6,702,397 shares of common stock for  payment of $6,474,020 expenses including consulting $2,769,750, marketing services $2,259,015, investor relations, $463,500, management fees $378,900, license fees $80,000, financing fees $220,856 and legal fees $302,000. As of December 31, 2007, $6,241,689 was charged to expenses and $232,331 was a prepayment for legal services to be rendered during 2008.

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

NOTE 11 – STOCK INCENTIVE PLANS

In July 2005, the Company's board of directors approved the Company's 2005 Stock Incentive Plan (hereinafter the “2005 Plan"), which allowed the Company to issue up 6,250,000 shares of the Company's common stock to officers, directors, employees and consultants. All 6,250,000 shares issuable in accordance with the 2005 Plan have been registered with the Securities and Exchange Commission on Form S-8. As of December 31, 2006, the Company had issued 5,830,750 shares under the 2005 Plan. Under the 2005 Plan 419,250 shares was issued in March 2007 for marking services. The fair market value of these shares were estimated to be $327,015 and expensed in 2007.

  In May, 2007, the Company registered with the Securities and Exchange Commission on Form S-8 a “2007 Stock Incentive Plan for Employees and Consultants” ( hereinafter referred “2007  Plan”).  The purpose of the 2007 Plan is to provide employees and consultants of the Company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Company and to facilitate attracting and retaining employees and consultants of exceptional ability. The 2007 Plan is administered by the Board of Directors (the “Board”). The maximum number of shares which may be granted under the 2007 Plan shall be 5,000,000 shares in the aggregate of Common Stock of the Company. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the 2007 Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date.  To the period ended December 31, 2007, the Company issued 4,125,000 shares of common stock under 2007 Employee Stock Incentive Plan to Employees and Consultants for an aggregate consideration for $3,436,400, estimated fair market value of these shares, for payment of services and fees in lieu of cash. For the year ended December 31, 2007 $1,640,500 was charged to consulting fees, $69,669 as legal fees, $378,900 as management fees, $1,115,000 marketing expenses and $232,331 as prepayment for legal services to be rendered in the future. Under the 2007 Plan, 875,000 shares remain for future issuance.

In January 2006, the Company registered with the Securities and Exchange Commission, on Form S-8, the  “2006 Directors and Key Employee Stock Option Plan” (the “Stock Option Plan"), which allows the Company  to issue, to its directors, employees and employees of the subsidiaries and to individuals providing services,  options to purchase up to 5,000,000 shares of the Company’s common stock.  The Stock Option Plan provides that the options are to be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the 2006 Plan. In April 2007, the Company issued 500,000 stock options to the Company’s President and 500,000 stock options to the Company’s Chief Executive Officer pursuant to their respective management contracts. These 1,000,000 stock options vested on April 12, 2007 with an exercise price of $1.10 equal to the fair market value of the Company’s common stock on the date of the issuance. The Company also issued 100,000 stock options at fair market price of $1.72 which vested on April 16, 2007 to the Company’s Chief Executive Officer pursuant to a new management contract dated April 16, 2007. The compensation expense recognized for the issuance of 1,100,000 stock options was $820,400. In November 2007, the 1,100,000 stock options, valued at $820,400, were voluntarily forfeited by the respective parties and cancelled. At December 31, 2007, there were no outstanding stock options. However, pursuant to the October 2007 agreement with the Chief Operating Officer, the Company agreed to issue 500,000 stock options of which 200,000 stock options shall vest on the March 1, 2008 and the remaining 300,000 stock options shall vest on September 2, 2008. As of December 31, 2007, these stock options were not formalized under an option agreement between the Company and the Chief Operating Officer. In addition, pursuant to the April 2007 agreement with the Chief Executive Officer, the company agreed to issue to the Chief Executive Officer 200,000 stock options which shall vest on April 2, 2008. As of December 31, 2007, these stock options was not formalized under an option agreement between the Company and the Chief Executive Officer.

  Stock Options

The following summarizes the stock options transactions for the year ended December 31, 2007:

	Number of Stock Options	Weighted average exercise price
Outstanding, January 1, 2007	-	-
Options issued	1,100,000	$1.16
Options exercised	-	-
Options forfeited/expired/cancelled	(1,100,000)	$1.16
Outstanding, December 31, 2007	-	-

As of December 31, 2007, 700,000 stock options are authorized for future grant subject to being formalized under option agreements between the Company and the two executives. The fair value of the 1,100,000 options vested and recognized as expense during the year ended December 31, 2007 was $820,400.

The fair value of the stock options as at April 16, 2007 was $820,400 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

April 16, 2007
Risk free interest rate	4.44%
Expected life	2.67 years
Expected volatility	108%
Dividend per share	$0.

NOTE 12 - CONTRACTS AND AGREEMENTS

In July 2006, the Company entered into an agreement with the Company's attorney to provide legal services to the Company in exchange for 200,000 shares of the Company’s common stock. The services were valued at $280,000, the fair market value of the shares. The Company recognized $22,794 and $257,206 in legal fees related to this agreement during the years ended December 31, 2007 and 2006.

In April 2007, the Company entered into an agreement with a consultant to provide bookkeeping services through December 31, 2007. The consultant was paid $5,000 per month and issued 250,000 shares of the Company’s common stock. Consulting fees charged to expense for the year ended December 31 2007 was $437,500, the fair market value of the shares issued.

In May 2007, the Company entered into an agreement with the Company's attorney to provide legal services to the Company in exchange for 200,000 shares of the Company's common stock. The services were valued at $302,000, the fair market value of the shares. The Company recognized $69,669 as legal fees during the year ended December 31, 2007. The balance of $232,331 is a prepayment for legal services to be rendered in the future.

In May 2007, the Company entered into a supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. wherein we were granted exclusive right to use the “Penlyne Castle” trade mark for the marketing and sale of Jamaican coffee for the crop years commencing September 1, 2007 to August 31, 2012.  As of December 31, 2007, the Company has paid a license fees of $105,000, comprised of 100,000 shares of the Company's common stock, fair market value of $80,000, and a cash payment of $25,000. Under the agreements the Company is required to pay an annual license fee of $25,000 in September of each crop year.

In July 2007, the Company entered into an agreement with Malone & Associates, LLC to provide investor related services for a period of nine months in exchange for 375,000 restricted shares of the Company's common stock. The services were valued at $217,500, the fair market value of the shares, Investor relations fees charged to expenses during the year ended December 31 2007 related to this agreement was $217,500.

In July 2007, the Company entered into an agreement with a consultant to provide services related to doing coffee business in China for a period of six months in exchange for 800,000 shares of the Company's common stock. The services were valued at $536,000, the fair market value of the shares, Consulting fees charged to expenses for the year ended December 31 2007 related to this agreement was $536,000.

Employment Contracts

In January of 2006, the Company entered into an agreement with Shailen Singh whereby the Company agreed to pay monthly management fees of $8,500 per month. The monthly management fees were increased in January 2007 to $10,000 per month and upon assuming the additional responsibilities of Chief Financial Officer a total monthly management fees, effective February 2007, was agreed at $15,000 per month. In January and July 2006 the Company issued 250,000 and 300,000 S-8 registered free trading shares of   common stock. Pursuant to the contract, the Company also issued 500,000 stock options in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and were formalized under a separate stock option agreement. In November 2007, the 500,000 stock options, valued at $354,706, were voluntarily forfeited and cancelled.

In April 2007, the Company entered into an agreement for thirty six months expiring April 1, 2010 with its Chief Executive Officer whereby the Company agreed to pay monthly management fees of $10,000 and a $100,000 contract execution bonus. Pursuant to the previous employment contract dated July 2006, the Company issued 500,000 stock options to the Chief Executive Officer in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and were formalized under a separate stock option agreement. The Company issued under the April 2007 agreement to the Chief Executive Officer 100,000 stock options in April 2007 which immediately vested, valued at date of issue at $110,988 (fair market price $1.11, exercise price $1.72) and were formalized under a separate stock option agreement. The 600,000 stock options, valued at $465,694, were voluntarily forfeited and cancelled in November 2007. Pursuant to the April 2007 agreement, the company agreed to issue to the Chief Executive Officer 200,000 stock options which shall vest on April 2, 2008. As of December 31, 2007, these stock options were not formalized under an option agreement between the Company and the Chief Executive Officer.

In October 2007, the Company entered into an agreement for twelve months, expiring September 30, 2008, with its Chief Operating Officer whereby the Company issued 500,000 S-8 registered free trading shares of common stock as a contract execution bonus. Pursuant to the contract, the Company agreed to issue 500,000 stock options of which 200,000 stock options shall vest on the March 1, 2008 and the remaining 300,000 stock options shall vest on September 2, 2008. As of December 31, 2007, these stock options were not formalized under an option agreement between the Company and the Chief Operating Officer.

In September 2007, the Company entered into two agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company has agreed to pay annual salaries of $53,000 each on a biweekly basis in return for services to Uncommon Grounds, Inc.

NOTE 13 – CONCENTRATION RISK

The Company purchases green bean coffee from Papua New Guinea, Ethiopia and Jamaica. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea, Ethiopia and Jamaica may adversely affect the Company’s business operations. In particular, instability in the coffee growing regions of Papua New Guinea, Jamaica and Ethiopia could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of the Company’s business. It could also lead to an increase in the purchasing costs and increased operating costs. This may adversely impact the Company’s business.  For the years ended December 31, 2007 and 2006, the Company derived green bean revenue from the following coffee supply countries:

Country	December 31, 2007	December 31, 2006
Papua New Guinea	64%	98%
Ethiopia	36%	0%
Rawanda	0%	2%
Total	100%	100%

NOTE 14 - INCOME TAXES

At December, 31, 2007, the Company had deferred tax assets principally arising from net operating loss carrforwards for income tax purposes. The Company calculates its deferred tax assets using the Federal and California state tax rates of 34% and 8.84% respectively.  Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable losses over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of December 31, 2007 and 2006, the valuation allowances were $8,590,063 and $4,980,401 respectively. The change in the valuation allowance during 2007 was an increase of $3,609,662. The Company’s significant components of net deferred tax assets are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$8,621,395	$5,236,797
Stock-based compensation	351,459	-
Depreciation, amortization and other	63,691	-
State tax – Deferred	(446,483)	(256,396)
Less: valuation allowance	(8,590,063)	(4,980,401)
Net deferred tax assets	$-	$-

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $21,707,684 and $13,184,388 for federal income tax purposes, respectively. The net operating loss carryforwards are available to be utilized against future taxable income for years through fiscal 2027, subject to the Tax Reform Act of 1986 which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	December 31, 2007	December 31, 2006
Federal statutory rate	34.0%	34.0%
State income taxes, net of Federal benefit	3.7%	5.83%

Others Change in valuation allowance	45.47% (83.17)%	17.98% (57.81)%

	(0.0) %	(0.0)%

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.

NOTE 15 - SEGMENT INFORMATION

Growers Direct has two reportable segments: roasted beans and green beans operations. Growers Direct evaluates performance of its operating segments based on sales and net profits. The roasted beans operations segment represents revenues derived from sales of roasted coffee, tea and allied products. The green bean operation segment represents revenue derived from sale of green bean coffee to coffee vendors. Summarized financial information concerning continuing operations of the Company's reportable segments is shown in the following table. The profits of these products are determined using the accounting policies outlined in Note 3. Inter-company sales between the two segments totaling $35,867 and $33,490 for the years ended December 31, 2007 and 2006 have been eliminated. The table below presents information about the Company's reportable segments after inter-company eliminations:

	December 31, 2007	December 31, 2006
Revenues:
Green beans	$1,314,834	$1,593,443
Roasted beans	1,026,811	1,018,904
Total Revenues	$2,341,645	$2,612,347

Income (loss) before income taxes:
Green beans	$(1,243,290)	$(2,316,327)
Roasted beans	(38,196)	(120,312)
Corporate	(8,972,289)	(6,093,159)
Income (loss) before income taxes	$(10,253,775)	$(8,529,798)
Identifiable assets:
Green beans	$1,451,458	$1,192,587
Roasted beans	281,293	139,894
Total Identifiable Assets	$1,732,751	$1,332,481

Depreciation and amortization:
Green beans	$6,275	$1,363
Roasted beans	72,216	67,915
Total Depreciation and Amortization	$78,491	$69,278

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on both actual and expected future operating income.

NOTE 18 – RESTATEMENT OF PRIOR QUARTELY UNAUDITED FINANCIAL INFORMATION

The Company restated the previously issued quarterly unaudited financial statement for the period ended March 31, 2007 to properly reflect the accounting for convertible notes, the related beneficial conversion feature and warrants pursuant to EITF No. 00-19, 05-02, 05-04 and SFAS No. 133 and the related income tax effects.

The loss from operations for the three months ending March 31, 2007 was originally $1,581,828, a decrease in loss by $175,122 to $1,406,706 consisted of adjustments to the amortization of warrants and original discount of 16%, reversal of gain on derivate liability, the beneficial conversion feature of the convertible debt being accounted for as a derivative $273,402. The restated balance sheet at March 31, 2007 had a decrease in liabilities of $475,534 due to an increase to the convertible debt net of discounts of $794,021 and a decrease in the derivative liability of $273,402. The restatement did affect the loss per share by $0.01. The restated loss per share for March 31, 2007 decreased from $0.06 to $0.05. The financial results presented in this report reflect the restatement of the Company's financial results.

March 31, 2007	As Originally Reported	Restatement Adjustments	As Restated
	(Unaudited)
Convertible debt	$2,809,298	$(2,809,298)	$0
Discount on debt	$(2,764,213)	$2,764,213	$0

Derivative liability	$273,402	$(273,402)	$0
Convertible debt, net of discount	$0	$794,021	$794,021

Total Stockholders' Equity	$2,109,025	$(475,534)	$1,633,491
Total Liabilities and Stockholders' Equity	$2,740,895	$0	$2,740,895

Loss from operations	$(1,581,028)	$175,122	$(1,405,906)
Loss from continuing operations before income taxes	$(1,581,028)	$175,122	$(1,405,906)
Loss from continuing operations	$(1,581,828)	$175,122	$(1,406,706)
Net Loss	$(1,581,828)	$175,122	$(1,406,706)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.06)	$0.01	$(0.05)
Total (loss) earnings per share - basic and diluted	$(0.06)	$0.01	$(0.05)

The Company restated the previously issued quarterly unaudited financial statement for the period ended June 30, 2007 to properly reflect the accounting for convertible notes, the related beneficial conversion feature and warrants pursuant to EITF No. 00-19, 05-02, 05-04 and SFAS No. 133 and the related income tax effects.

The loss from operations for the six months ending June 30, 2007 was originally $5,888,875, a decrease in loss by $427,541 to $5,461,334 consisted of adjustments to the amortization of warrants and original discount of 16%, reversal of loss on derivate liability, the beneficial conversion feature of the convertible debt being accounted for as a derivative $405,702. The restated balance sheet at June 30, 2007 had a decrease in liabilities of $223,114 due to an increase to the convertible debt net of discounts of $1,018,066 and a decrease in the derivative liability of $405,702 and decrease in amortization portion of discount $389,249. The restatement did affect the loss per share by $0.01. The restated loss per share for June 30, 2007 decreased from $0.20 to $0.19. The financial results presented in this report reflect the restatement of the Company's financial results.

June 30, 2007	As Originally Reported	Restatement Adjustments		As Restated
	(Unaudited)
Convertible debt	$2,809,298		$(2,809,298)	$0
Discount on debt	$(2,809,298)		$2,809,298	$0
Derivative liability	$405,702		$(405,702)	$0
Amortization portion of discount	$389,249		$(389,249)	$0
Convertible debt, net of discount	$0		$1,018,066	$1,018,066
Total Stockholders' Equity	$1,962,627	$	(223,114)	$1,739,513
Total Liabilities and Stockholders' Equity	$3,099,371		$0	$3,099,371

Loss from operations	$(5,888,075)		$427,541	$(5,460,534)
Loss from continuing operations before income taxes	$(5,888,875)		$427,541	$(5,461,334)
Loss from continuing operations	$(5,888,875)		$427,541	$(5,461,334)
Net Loss	$(5,888,875)		$427,541	$(5,461,334)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.20)		$0.01	$(0.19)

Total (loss) earnings per share - basic and diluted	$(0.20)	$0.01	$(0.19)

The Company restated the previously issued quarterly unaudited financial statement for the period ended September 30, 2007 to properly reflect the accounting for convertible notes, the related beneficial conversion feature and warrants pursuant to EITF No. 00-19, 05-02, 05-04 and SFAS No. 133 and the related income tax effects.

The loss from operations for the nine months ending September 30, 2007 was originally $8,353,055, a decrease in loss by $227,235 to $8,125,820 consisted of adjustments to the amortization of warrants and original discount of 16%, reversal of loss on derivate liability, the beneficial conversion feature of the convertible debt being accounted for as a derivative $405,702. The restated balance sheet at September 30, 2007 had a decrease in liabilities of $423,421 due to an increase to the convertible debt net of discounts of $1,301,364 and a decrease in the derivative liability of $405,702. The restatement did affect the loss per share by $0.01. The restated loss per share for September 30, 2007 decreased from $0.28 to $0.27. The financial results presented in this report reflect the restatement of the Company's financial results.

September 30, 2007	As Originally Reported	Restatement Adjustments	As Restated
	(Unaudited)
Convertible debt	$2,809,298	$(2,809,298)	$0
Discount on debt	$(2,337,057)	$2,337,057	$0
Derivative liability	$405,702	$(405,702)	$0
Convertible debt, net of discount	$0	$1,301,364	$1,301,364
Total Stockholders' Equity	$589,848	$(423,421)	$166,427
Total Liabilities and Stockholders' Equity	$2,277,961	$0	$2,277,961
Loss from operations	$(8,352,255)	$227,235	$(8,125,020)
Loss from continuing operations before income taxes	$(8,353,055)	$227,235	$(8,125,820)
Loss from continuing operations	$(8,353,055)	$227,235	$(8,125,820)
Net Loss	$(8,353,055)	$227,235	$(8,125,820)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.28)	$0.01	$(0.27)
Total (loss) earnings per share - basic and diluted	$(0.28)	$0.00	$(0.27)

NOTE 19 – SUBSEQUENT EVENTS

Effective February 22, 2008,  Paul Khakshouri, a director and Chief Operating Officer was appointed the President, Vincent Cafici was appointed a director and the Company Secretary, and Nepal Muhuri was appointed a director of the Company. Shailen Singh resigned as the President and Secretary.

ITEM 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As of the date of this Report, Growers Direct Coffee Company, Inc. did not have any disagreements with its current independent registered public accounting firms.

ITEM 8A Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures as of December 31, 2007 we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 8B Other Information

As of December 31, 2007, the Company’s management are unaware of any additional information that were to be reported on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2007 except that:

Pursuant to the management agreement with Shailen Singh,  the Company issued 500,000 stock options in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and formalized under a separate stock option agreement. In November 2007, the 500,000 stock options, valued at $354,706, were voluntarily forfeited and cancelled in November 2007.

Pursuant to the management agreement dated July 2006 with the Terry Klassen the Company issued 500,000 stock options in April 2007 which vested immediately , valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and formalized under a separate stock option agreement. The Company issued under the April 2007 contract 100,000 stock options in April 2007 which vested immediately, valued at date of issue at $110,988 (fair market price $1.11, exercise price $1.72) and formalized under a separate stock option agreement. The 600,000 stock options, valued at $465,694, were voluntarily forfeited and cancelled in November 2007.

Part III

ITEM 9 Directors, Executive Officers, PromotorsControl Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office for one year or until their successors are elected or appointed at the next annual meeting of the shareholders. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. The names, ages and positions of our directors and executive officers as of the date of this Report are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
Shailen Singh	43	Director & Chief Financial Officer	December 21, 2001 (inception)	One year
Terry Klassen	51	Chief Executive Officer &Director	August 9, 2006	One year
Paul Khakshouri	43	President & Director	September 24, 2007	One year
Vincent Cafici	52	Director & Secretary	February 22, 2008	One year

Nepal Muhuri	55	Director	February 22, 2008	One year

The following is a brief account of the education and business experience during the past five years of each directors and executive officers, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Paul Khakshouri,Director & President

Mr. Paul Khakshouri, our current President, is responsible for the general direction of our business development and management of the business affairs. Mr. Khakshouri was appointed a director on September 24, 2007 and was promoted to President February 22, 2008, from Chief Operating Officer (appointed October 15, 2007). Mr. Khakshouri is a businessman and a resident of New York City. Mr. Khakshouri received a Bachelor of Science degree majoring in accounting from St Johns’ University in New York City in 1981. Since 1987, Mr. Khakshouri has been actively involved in the gaming, travel, automotive and real estate industries as an investor.

Terry Klassen, Chief Executive Officer

Mr. Klassen, our Chief Executive Officer, is responsible for the day-to-day management and operation of Growers Direct business affairs, including the marketing and sales of green bean coffee in the United States and Europe. Mr. Klassen joined Growers Direct on June 1, 2005, as the Vice President Coffee Sales and was promoted to Chief Executive Officer on July 1, 2006 and appointed a director on August 9, 2006. Mr. Klassen has held numerous senior management positions, including President of Coffee Butlers LLC, September 2003, Vice President Western Sales with UsRefresh Coffee and Vending July 1998 and since October 2001, Mr. Klassen serves as a director of Ebony Coffee and Vogue International Coffee Products Broker Inc.

Shailen Singh, Chairman  & Chief Financial Officer

Mr. Singh has been the Chairman of Growers Direct since its inception on December 21, 2001 and the Chief Financial Officer since February 5, 2007.  Mr. Singh, received a Bachelor of Commerce degree in Accountancy and Management from the University of Wollongong, New South Wales, Australia in 1987 and in 1993 obtained Australian Certified Practicing Accountant designation.  Mr. Singh was a director and Chief Financial Officer of International Blue Gold Corp., a public company, which later changed its name to Buddha Resources Inc., from September 1997 to January 1999; and then rejoined as a director from June 1999 to December 2001. In December 1999, Mr. Singh became a director and President of Inouye Technologies (Canada) Inc., a public company, and remained in that role until he resigned in February 2001.

Vincent Cafici, Director

Mr. Vincent Cafici was appointed a director February 22, 2008. Mr. Cafici is a Certified Public Accountant with 23 years experience in public practice. Mr. Cafici is a member of the New York Society of CPAs and American Institute of CPA (“AICPA”).

Nepal Muhuri, Director

Mr. Nepal Muhuri was appointed a director February 22, 2008. Mr. Muhuri holds a Bachelor of Commerce degree in Accounting (1974) and Master of Commerce in Management (1976) from the University of Dhaka. Since 1985, Mr. Muhuri holds a CMA designation from the Institute of Cost and Management

Accountant of Bangladesh. Mr. Muhuri was employed in the gas industry for the past 30 years as Manager with Titas Gas T&D Co. Ltd. Dhaka, Bangladesh

Significant Employee(s)

As of date of this Report, we do not have any individual who could be classified as a significant employee of the Company or any individual who is expected to make a significant contribution to the business.

Family Relationships

There are no family relationships, except certain family members who became shareholders by purchasing common shares of Growers Direct.

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

Section 16(a) Beneficial Ownership Compliance

To the best of our knowledge based on the available information as of December 31, 2007 all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the Securities and Exchange Commission in a timely manner and provided Growers Direct with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Securities Exchange Act of 1934.

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

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to the annual report for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to:  Growers Direct Coffee Company, Inc. 2813 7th Street, Berkeley, California 94710, Tel: 510 204 9424, Email: paul@growersidrectcoffee.com. Our Code of Business Conduct and Ethics is also posted on our website www.growersdirectcoffee.com.

Corporate Governance

No material changes were made to the procedures by which security holders may recommend nominees to the Growers Direct’s board of directors.

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

Audit Committee

As of the date of this Report, the current members of the Audit Committee are Shailen Singh, Paul Khakshouri and Terry Klassen, none of whom are considered to be independent.  Our common stock trades on the OTC Bulletin Board under the symbol “GWDC”. Thus, Growers Direct Coffee Company, Inc. is not subject to NASDAQ audit committee requirements. We will appoint independent directors and directors with financial expertise to our board and committees in the future. We do not have any independent board members in our audit committee who are considered to be financial experts.

Compensation Committee

As of the date of this Report, we have established a Compensation Committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for our directors, executive officers and employees. The current members of the Compensation Committee are Shailen Singh, Terry Klassen and Paul Khakshouri, none of whom are considered to be independent.

ITEM 10 Executive Compensation

Executive Compensation

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2007 and 2006. For the year ended December 31, 2007, Shailen Singh and Terry Klassen were paid monthly management fees of $15,000 and $10,000 respectively. In April 2007, Shailen Singh was issued 500,000 stock options and Terry Klassen was issued 600,000 stock options. The 1,100,000 stock options were voluntarily forfeited and cancelled in November 2007. In October 2007, Paul Khakshouri was issued 500,000 shares of common stock of Growers Direct as a contract execution bonus. The common shares were issued pursuant to the 2007 Directors and Employees Stock Incentive Plan.

For the year ended December 31, 2006, Shailen Singh and Terry Klassen were paid monthly management fees of $8,500 and $8,000 respectively. Shailen Singh was issued 550,000 common shares and Terry Klassen was issued 200,000 common shares of Growers Direct for management services. The common shares were issued pursuant to the 2005 Directors and Employees Stock Incentive Plan. Terry Klassen was also issued 400,000 shares of restricted stock and James Fraser was issued 100,000 shares of restricted stocks.

Our directors, officers and employees do not currently receive any other long-term compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shailen Singh, CFO & Director (1,3,4)	2007 2006	0 0	0 0	0 $800,000	$354,706 0	0 0	0 0	$175,000 $102,000	$529,706 $902,000
Terry Klassen, CEO & Director (1,2,4)	2007 2006	0 0	$100,000 0	0 $853,600	$465,694 0	0 0	0 0	$116,000 $85,500	$681,694 $939,100
Paul Khakshouri Director & President , COO (5)	2007 2006	0 0	0 0	$280,000 0	0 0	0 0	0 0	0 0	$280,000 0
Jon Yogiyo, (Resigned as director November 28, 2007) Director(6)	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	$20,000 $62,000	$20,000 $62,000
Rhonda Penner-Dunlop,(CFO contract terminated February 5, 2007) (7)	2007 2006	$23,785 $46,754	$20,000	$86,900 0	0 0	0 0	0 0	$15,000 0	$125,685 $66,754
James Fraser,( former director did not stand for election September 5 2007) (8)	2007 2006	0 0	0 0	0 $100,000	0 0	0 0	0 0	$25,000 0	$25,000 $100,000

(1) Management fees paid pursuant to management contracts with Shailen Singh and Terry Klassen.  The contract with Mr. Singh is dated January 16 2006, and the contract with Mr. Klassen is dated April 16, 2007.

(2) From January to February 2007 Terry Klassen was paid management fees totaling $16,000(at the rate of $8,000 per month) pursuant to a contract entered into with the Company in July 1, 2006. For the period March 2007 to December 2007, Terry Klassen was paid a contract execution bonus of $100,000 and management fees totaling $100,000 ($10,000 per month) under the management contract dated April 16, 2007.  The current contract with Terry Klassen is for thirty six months unless either Mr. Klassen or the Company (in either case) gives at least sixty (60) days’ notice of its intent not to renew. From January to June 2006, Terry Klassen was paid consulting fees totaling $37,500 (at the rate of $6,250 per month) pursuant to a contract entered into with the Company in July 2005. For the period July to December 2006, Terry Klassen was paid management fees totaling $48,000 ($8,000 per month) under the management contract dated July 1, 2006.

(3) For January 2007, Shailen Singh was paid $10,000 and pursuant to a contract dated January 2006, as amended, and for the period February to December 2007 was paid management fees of $165,000 (at a rate of $15,000 per month) The current management contracts with Shailen Singh shall continue on a year to year basis unless either Mr. Singh or the Company (in either case) gives at least sixty (60) days’ notice of its intent not to renew.  For the year ended December 31, 2006, Shailen Singh was paid monthly management fees of $8,500.

(4) Stock options granted to Terry Klassen (600,000 stock options) valued at $465,694 and Shailen Singh (500,000) valued at $ 354,706 were voluntarily forfeited and cancelled in November 2007.

(5) Paul Khakshouri was issued 500,000 S8 registered shares of common stock as a contract execution bonus, fair market value of $280,000, under a twelve month management agreement dated October 1, 2007 upon appointment as a Chief Operating Officer of the Company.

(6) Consulting fees paid to Jon Yogiyo. There is no contract with Jon Yogiyo. Resigned from the Board effective November 28, 2007.

(7) Rhonda Penner Dunlop was paid $101,900 pursuant to a settlement agreement dated July 24, 2007. The payment included 110,000 S-8 shares of common stock fair market value of $86,900 and $15,000 cash.

(8) Consulting fees paid to James Fraser for legal services provided to Company.

Employment Agreements

In January of 2006, the Company entered into an agreement with Shailen Singh whereby the Company agreed to pay monthly management fees of $8,500 per month. The monthly management fees was increased in January 2007 to $10,000 per month and upon assuming the additional responsibilities of Chief Financial Officer total monthly management, effective February 2007, was agreed at $15,000 per month. In January and July 2006 the Company issued 250,000 and 300,000 S-8 registered free trading shares common stock. Pursuant to the contract, the Company also issued 500,000 stock options in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10)  and were formalized under a separate stock option agreement. In November 2007, the 500,000 stock options, valued at $354,706, were voluntarily forfeited and cancelled.

In April 2007, the Company entered into an agreement for thirty six months expiring April 1, 2010 with its Chief Executive Officer whereby the Company agreed to pay monthly management fees of $10,000 and a $100,000 contract execution bonus. Pursuant to the previous employment contract dated July 2006,the Company issued 500,000 stock options to the Chief Executive Officer in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and were formalized under a separate stock option agreement. The Company issued under the April 2007 contract, to the Chief Executive Officer 100,000 stock options in April 2007 which vested immediately, valued at date of issue at $110,988 (fair market price $1.11, exercise price $1.72) and formalized under a separate stock option agreement. The 600,000 stock options, valued at $465,694, were voluntarily forfeited and cancelled in November 2007. Pursuant to the April 2007 contract, the company agreed to issue the Chief Executive Officer 200,000 stock options which shall vest on April 2, 2008. As of December 31, 2007, these stock options were not formalized under an option agreement between the Company and Terry Klassen.

In October 2007, the Company entered into an agreement for twelve months, expiring September 30, 2008, with Paul Khakshouri whereby the Company issued 500,000 S-8 registered free trading shares of common stock as a contract execution bonus. Pursuant to this contract, the Company agreed to issue 500,000 stock options of which 200,000 stock options shall vest on the March 1, 2008 and the remaining 300,000 stock options shall vest on September 2, 2008. As of December 31, 2007, these stock options were not formalized under an option agreement between the Company and Paul Khakshouri.

Compensation of Directors

The  board of directors approved in September 2007 to pay directors fees of $20,000 to a director who has  served as a director for a period exceeding twelve months. As of the date of this Report, there is no other agreement or arrangement in place for the amount of annual compensation that our directors will receive in the future. As of the date of this Report, Terry Klassen was paid the directors fees in January 2008. The directors’ fees payment to Shailen Singh and V.S. Jon Yogiyo are accrued as accounts payable to be paid in the future.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Terry Klassen (1)	$20,000	0	0	0	0	0	$20,000
Shailen Singh (2)	$20,000	0	0	0	0	0	$20,000
V.S. Jon Yogiyo (2)	$20,000	0	0	0	0	0	$20,000
Paul Khakshouri	$ 0	0	0	0	0	0	$0

 (1) Paid in January 2008. (2) Accrued as payable to be paid in the future and remain outstanding as of the date of this Report. .

Options/SAR Grants

In January 2006, the Company registered with the Securities and Exchange Commission on Form S-8 “2006 Directors and Key Employee Stock Option Plan” (hereinafter "the  Stock Option Plan"), which allows Growers Direct  to issue  5,000,000  options to purchase shares of common stock to its directors, employees and employees of the subsidiaries and to individuals providing services.  The options would be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the Stock Option Plan. During the year ended December 31, 2006, the Company did not issue any stock options under this Stock Option Plan. Pursuant to the contracts with the Shailen Singh and Terry Klassen the Company issued 1,100,000 stock options in April 2007.  These stock options vested upon issuance and were valued and formalized under separate stock option agreements with the respective parties in April 2007. The compensation expense recognized in the financial statement for the 1,100,000 stock options was $820,400. In November 2007, the 1,100,000 stock options, valued at $820,400, were voluntarily forfeited by the respective parties and cancelled. At December 31, 2007, there were no outstanding options. However, pursuant to the October 2007 agreement with the Paul Khakshouri, the Company agreed to issue 500,000 stock options of which 200,000 stock options shall vest on March 1, 2008 and the remaining 300,000 stock options shall vest on September 2, 2008. As of December 31, 2007, these stock options were not formalized under an option agreement between the Company and Paul Khakshouri. In addition, pursuant to the April 2007 agreement with the Terry Klassen the company agreed to issue 200,000 stock options which shall vest on April 2, 2008. As of December 31, 2007, these stock options were not formalized under an option agreement between the Company and Terry Klassen.

ITEM 11 Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of date of December 31, 2007, with respect to the beneficial ownership of the common shares of Growers Direct by (1) each director, (2) each executive officer, (3) each employee, (4) the directors and officers of the Company as a group, (5) and each person known by Growers Direct to own beneficially more than five percent (5%) of the common shares. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. At December 31, 2007, 33,184,328 shares of common stock were outstanding.

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage (%)
Common Shares	Shailen Singh, CFO & Director (1),(2)	3,425,000	10.32%
Common Shares	Terry Klassen, CEO Director (1)	650,000	1.96%
Common Shares	Paul Khakshouri, President, (1),	521,000	1.57%
Common Shares	Nepal Muhuri (1),(3)	70,000	0.2%
	Officers and Directors as a Group	4,666,000	14.06%
Common Shares	Jon Yogiyo, (1),(5)	2,625,000	7.9%
Common Shares	CEDE & Co (4)	22,028,577	66.38%

(1) The address of beneficial owners in the table are Shailen Singh, 1210 1200 W73rd Avenue, Vancouver, B.C. V6P 6G5,   Jon Yogiyo, P.O. Box 164, Goroka, EHP, Papua New Guinea. Terry  Klassen, Paul Khakshouri and Nepal Muhuri address are  2813 7th Street, Berekely, California 94710.  (2) Shailen Singh's 2,625,000 shares are held by South Rim Financial Corp. Mr. Singh is the sole shareholder, officer and director of South Rim Financial Corp. (3) Elected director February 22, 2008 (4) CEDE & Co, Bowling Green Station, P.O.Box 20, New York, NY 10004.the beneficial owners of these shares are not known to Growers Direct.  (5)  Resigned as a director  effective November 28, 2007 but  considered an affiliate for ninety (90) days following resignation.

Change in Control

As of the date of this Report, our management is unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a change of control" of Growers Direct as that term is defined by Item 403(c) of Regulation S-B.

Securities authorized for issuance under equity compensation plans

 In May, 2007, the Company registered with the Securities and Exchange Commission on Form S-8 a “2007 Stock Incentive Plan for Employees and Consultants” ( hereinafter referred “2007  Plan”). The purpose of the 2007 Plan is to provide employees and consultants of the Company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Company and to facilitate attracting and retaining employees and consultants of exceptional ability. The 2007 Plan is administered by the Board of Directors (the “Board”). The maximum number of shares which may be granted under the 2007 Plan shall be 5,000,000 shares in the aggregate of Common Stock of the Company. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the 2007 Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date.  To the period ended December 31, 2007, we have issued 4,125,000 shares of our common stock under 2007 Plan to our consultants and directors and 875,000 shares remain for future issuance.

The 2005 Employee Stock Incentive Plan for Employees and Consultants is to provide employees and consultants of Growers Direct and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Growers Direct and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of Growers Direct and to facilitate attracting and retaining employees and consultants of exceptional ability. The Plan is administered by the Board of Directors. The maximum number of shares which may be granted under the Plan shall be 6,250,000 shares in the aggregate of Common Stock of Growers Direct. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day which is the valuation date. During the years ended December 31, 2006 and 2005 we issued 4,452,000 and 1,378,750 shares of our common stock under the 2005 Employee Stock Incentive Plan for Employees and Consultants and 419,250 was issued in 2007.

Description of Securities

Growers Direct Coffee Company, Inc. is authorized to issue 75,000,000 shares of common stock at a par value of $0.001 and 100,000,000 shares of Preferred Stock at a par value of $0.001. As of December 31, 2007, Growers Direct had 33,184,328 common shares issued and outstanding to approximately 3,000 shareholders of record. No preferred stock is issued.

a) Common Stock Voting Rights: Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of Growers Direct shareholders, including the election of directors. There are no cumulative voting rights, and therefore, the holders of a plurality of the shares of common stock voting for the election of directors may elect all of the directors standing for election.

b)  Preferred Stock Voting Rights: No preferred shares have been issued.

c) Dividends: Holders of common stock and preferred stock are entitled to receive dividends at the same rate as and if the Growers Direct board of directors declares dividends out of assets legally available for the payment of dividends.

d) Liquidation: In the event of a liquidation, dissolution or winding up of the Growers Direct affairs, whether voluntary or involuntary, after payment of the debts or other liabilities, the remaining assets will be distributed ratably among the holders of shares of common stock and preferred stock.

e) Rights and Preferences: Common stock has no preemptive, redemption, conversion or subscription rights. The rights, powers, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that Growers Direct may designate and issue in the future.

Transfer Agent

The transfer agent for the for the common stock of Growers Direct is Integrity Stock Transfer, 3027 East Sunset Road, Suite 103, Las Vegas Nevada, 89120.  Tel: (702) 317 7757 Fax: (702) 796 5650.

Interest of Named Experts and Counsel

No expert or counsel named in this Report as having prepared or certified any part of this Report or having given an opinion upon the validity of the securities being registered or upon other legal matters in connection with the registration or offering of the common stock was employed on a contingency basis or had, or is to receive, in connection with the offering, a substantial interest, directly or indirectly, in the registrant or any of its parents or subsidiaries. Nor was any such person connected with the registrant or any of its parents, subsidiaries as a promoter, managing or principal underwriter, voting trustee, director, officer or employee.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

As permitted by Nevada Statutes, Growers Direct may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Growers Direct directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities originates under the Securities Act of 1933 may be permitted to directors, officers or persons controlling Growers Direct pursuant to the foregoing provisions, Growers Direct has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Except as described in the section entitled “Certain Relationships and Related Transactions” set forth below, no promoters received or expect to receive any assets, services or other consideration from Growers Direct. No assets will be or are expected to be acquired from any promoter on behalf of Growers Direct.

  ITEM 12 Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

In December 2007, two directors/stockholders advanced the Company $200,000 ($100,000 each) under   two demand promissory notes, at an interest rate of 5% per annum. Interest are payable on a monthly basis in arrears. During the year ended December 31, 2007, a former director was paid $25,000 for the legal services provided to the Company.

As of the date of this Report, there have been no transactions or proposed transactions in the past two years in which the Company was a or is a party to a transaction which has materially affected or will materially affect the Company in which any director, promoter, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest.

Director independence

As of the date of this Report, the current members of the board are Terry Klassen, Shailen Singh, Paul Khakshouri, Nepal Muhuri and  Vincent Cafici. None of the directors are considered to be independent.  We will appoint additional independent directors to our board and committees in the future. We do not have any independent board members in our audit committee who are considered to be financial experts.

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

ITEM 14 Principal Accountants Fees and Services

The aggregate fees billed to December 31, 2007 for audit services rendered by our current auditor, PMB Helin Donovan, LLP, for the annual financial statements and the review of the financial statements included in our Form 10-KSB and 10-QSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2007 and December 31, 2006 were $9,690 and Nil.

The aggregate fees billed to December 31, 2007 for audit services rendered by our former auditor, Williams and Webster, P.S., for the annual financial statements and the review of the financial statements included in our Form 10-KSB and 10-QSB or services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements for fiscal years ending December 31, 2007 and December 31, 2006 were $69,629 and $19,812.

The aggregate fees billed to December 31, 2007 for tax services rendered by our former auditor Williams and Webster, P.S. for the fiscal years ending December 31, 2007 and December 31, 2006 for the preparation of the corporate tax returns were $6,876 and $3,688.

 For the fiscal period December 31, 2007 and December 31, 2006 no other professional services were provided by our current or former auditors.

SIGNATURES

 In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROWERS DIRECT COFFEE COMPANY, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	Chief Financial Officer (On behalf of the registrant as its Principal Financial Officer)	April 11, 2008
/s/ Terry Klassen Terry Klassen	Chief Executive Officer (On behalf of the registrant as its Principal Executive Officer )	April 11, 2008

 In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	Chairman, and Chief Financial Officer	April 11, 2008
/s/ Terry Klassen Terry Klassen	Chief Executive Officer, Director	April 11,2008
/s/ Paul Khakshouri Paul Khakshouri	President and Director	April 11, 2008
/s/ Nepal Muhuri Nepal Muhuri	Director	April 11, 2008

/s/ Vincent Cafici Vincent Cafici	Director	April 11, 2008