Form 10KSB/A
period 2007-12-31
GROWERS DIRECT COFFEE COMPANY, INC.
filed 2008-04-28
CIK 1208833

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

EXPLANATORY NOTE

This amended 10KSB is being filed solely for the purpose of including the auditor’s report for the year ended 12/31/2006.

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

ITEM 7 Audited Financial Statement

The Board of Directors

Growers Direct Coffee Company, Inc.

Berkeley, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Growers Direct Coffee Company, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Growers Direct Coffee Company, Inc. as of December 31, 2007 and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP.

Certified Public Accountants

San Francisco,  CA

March 30, 2008

Coffee Pacifica, Inc.
Vancouver, BC Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Coffee Pacifica, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee Pacifica, Inc. as of December 31, 2006, and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 28, 2007

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

GROWERS DIRECT COFFEE COMPANY, INC.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	Chief Financial Officer (On behalf of the registrant as its Principal Financial Officer)	April 28, 2008
/s/ Terry Klassen Terry Klassen	Chief Executive Officer (On behalf of the registrant as its Principal Executive Officer )	April 28, 2008

 In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shailen Singh Shailen Singh	Chairman, and Chief Financial Officer	April 28, 2008
/s/ Terry Klassen Terry Klassen	Chief Executive Officer, Director	April 28,2008
/s/ Paul Khakshouri Paul Khakshouri	President and Director	April 28, 2008
/s/ Nepal Muhuri Nepal Muhuri	Director	April 28, 2008

/s/ Vincent Cafici Vincent Cafici	Director	April 28, 2008