Form 10-Q
period 2008-03-31
GROWERS DIRECT COFFEE COMPANY, INC.
filed 2008-05-20
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                  to

Commission File No. 333-101702

GROWERS DIRECT COFFEE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0466417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2813 7th Street, Berkeley, California	94710-2702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204 9424

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x  No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[X]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No X

There were 35,013,992 shares outstanding of common stock of the registrant at March 31, 2008.

GROWERS DIRECT COFFEE COMPANY, INC

(PREVIOUSLY COFFEE PACIFICA, INC.)

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Condensed Notes to the Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Condensed Notes to the Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

ITEM 1 Financial Statements and Condensed Notes to the Financial Statements

GROWERS DIRECT COMPANY, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2008

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

GROWERS DIRECT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$39,509	$78,703
Deposits	465,849	753,088
Receivables	167,340	217,674
Inventory	199,452	104,489
Prepaid expenses	214,268	232,331
Total Current Assets	1,086,418	1,386,285

Property and equipment, net	279,511	297,139
Trademark, net	46,731	49,327

TOTAL ASSETS	$1,412,660	$1,732,751

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$171,853	$214,899

Note payable	15,000	16,250
Note payable related party	202,500	200,000
Total Current Liabilities	389,353	431,149

Long Term Liabilities
Convertible debt, net of discounts	1,961,487	1,582,657
Liquidated liability	-	187,573
Total Long Term Liabilities	1,961,487	1,770,230

Commitments and Contingencies	-	-
Stockholders’ Deficit
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued
Common stock, authorized 75,000,000 shares at $0.001 par value,
33,184,328 shares and 35,013,992 shares, respectively, issued and outstanding	30,952	29,122
Additional paid-in capital	23,375,975	22,647,391
Accumulated deficit	(24,345,107)	(23,145,141)

Total Stockholders’ Deficit	(938,180)	(468,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,412,660	$1,732,751

.

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION

	Three Months Ended March 31,2008 (Unaudited)	Three Months Ended March 31,2007 (Unaudited)
		Restated

REVENUE	$618,602	$392,612
Cost of sales	463,946	217,197

GROSS PROFIT	154,656	175,415

EXPENSE
Marketing	295,867	327,015
General and administrative expenses	630,542	818,451
Total expenses	926,409	1,145,466

LOSS FROM OPERATIONS	(771,753)	(970,051)

NON-OPERATING EXPENSES
Amortization of warrants and original discount Liquidating penalty	378,830 45,841	-
Interest expenses	2,742	435,855

LOSS BEFORE TAXES	(1,199,166)	(1,405,906)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(1,199,966)	$(1,406,706)

BASIC & DILUTED NET LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	34,962,062	27,804,268

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance December 31, 2005	21,141,901	$16,913	$5,518,561	(4,359,168)	$1,176,306

Shares issued for cash at an average price
$1.21 per share	650,000	570	783,430	-	784,000
Shares issued for services at an average price
$1.41per share	5,427,000	4,937	7,601,703	-	7,606,640
Miscellaneous share adjustment	36	-	-	-	-
Net loss for year ended December 31, 2006	-	-	-	(8,530,598)	(8,530,598)
Balance December 31,2006	27,218,937	22,420	13,903,694	(12,889,766)	1,036,348

Shares issued for services & financing costs
. at an average price $0.96 per share	6,702,397	6,702	6,467,318	-	6,474,020
Share adjustment	(737,006)		-
Warrants issued with convertible note	-	-	1,087,979	-	1,087,979
Beneficial conversion feature of convertible note			368,000		368,000
Stock options issued			820,400		820,400
Net loss for period ended December 31, 2007	-	-	-	(10,255,375)	(10,255,375)
Balance December 31,2007 (Audited)	33,184,328	$29,122	$22,647.391	$(23,145,141)	$(468,628)

Shares issued for services at $0.40 per share	875,000	875	349,125		350,000
Shares issued for services at $0.42 per share	350,000	350	146,650		147,000
Shares issued for liquidation damages at $0.39 and $0.26 per share	604,664	605	232,809		233,414
Net loss for period ended March 31, 2008				(1,199,966)	(1,199,966)
Balance March 31,2008 (unaudited)	35,013,992	30,952	23,375,975	(24,345,107)	(938,180)

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008 (Unaudited)	Three Months Ended March 31, 2007 (Unaudited)
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,199,966)	$(1,406,706)
Adjustments to reconcile net loss to net cash flows used in operating activities
Common stock issued for services, financing costs and liquidation damages expense	542,841	547,870
Amortization of warrants and original discount	378,830
Non-cash interest expenses	2,500	-
Bad debt	-	1,397
Amortization and depreciation	20,224	18,398
Changes in other assets and liabilities:
Deposits decrease/(increase)	287,239	72,100
Receivables decrease/(increase)	50,334	56,656
Prepaid expense decrease/(increase)	18,063	62,681
Inventory decrease/ (increase)	(94,963)	58,769
Accounts payable increase/ (decrease)	(43,046)	117,250

NET CASH USED IN OPERATING ACTIVITIES	(37,944)	(471,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,905)

	NET CASH USED IN INVESTING ACTIVITIES -	(1,905)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from convertible notes	-	2,250,000
Payments of note payable	(1,250)	-
Payment from borrowing, related party	-	(100,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,250)	2,150,000

NET INCREASE (DECREASE) IN CASH	(39,194)	1,676,510

CASH AT BEGINNING OF PERIOD	78,703	77,993

CASH AT END OF PERIOD	$39,509	$1,754,503

SUPPLEMENTAL INFORMATION:

Interest paid	$241	$$1,278
Income taxes paid	$800	$-
NON CASH INVESTING & FINANCING ACTIVITIES:

Stock issued to settle liquidated liability	$187,573	-

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COFFEE COMPANY, INC

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

We incorporated, under the laws of Papua New Guinea, our wholly owned subsidiary Coffee Pacifica PNG Ltd in June 2002. We did not conduct any of our operations in Papua New Guinea through this company during the period ended March 31, 2008.  Growers Direct also owns a wholly owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006 under the laws of the state of Nevada. We did not conduct any operations during the period ended March 31, 2008.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At March 31, 2008, the Company had accumulated deficits of $24,345,107, in addition to limited cash and unprofitable operations. For the period ended March 31, 2008 and for the year ended December 31, 2007, the Company sustained net losses of $ 1,199,966 and $10,255,375 respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors, which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncement

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations.

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

Restatements

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the periods ended March 31, 2008 and 2007, the Company incurred $207,287 and $215,916 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2008 and December 31, 2007, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended March 31, 2008 and 2007.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at March 31, 2008 and December 31, 2007, the Company's cash balance did not exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At March 31, 2008, 4,378,695 (3,678,695 warrants and 700,000 stock options for future grant) common stock equivalents were outstanding.

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company maintains United States dollars as the functional currency, while its subsidiary maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions. No operations were conducted through this subsidiary during the period ended March 31, 2008.

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

Principals of Consolidation

The consolidated financial statements include financial statements of Growers Direct Coffee Company, Inc (previously Coffee Pacifica, Inc.) and its wholly owned subsidiaries: Coffee Pacifica PNG Ltd., New Guinea Peaberry Coffee, Inc. and Uncommon Grounds, Inc. All significant inter-company transactions are eliminated.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended March 31, 2008 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at March 31, 2008 and December 31, 2007, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Product is considered delivered when title and risk have been transferred to the customer. Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale.

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

At March 31, 2008 and December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Employee Benefits

Growers Direct has a Simple IRA Plan that covers most of its employees with over two years of service. It provides matching funds up to 3% of an employees' gross income and follows the policy of funding the retirement plan contributions as accrued. The amount of pension costs recognized for the period ending March 31, 2008 and March 31, 2007  was $1,800 and $1,800 respectively.

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

Stock Option

At December 31, 2007, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option-pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behaviour is considered as well as trends of actual option forfeitures. For the cumulative period from April 16, 2007 to March 31, 2008, there have been 1,100,000 options forfeitures and cancellations on voluntary basis.

NOTE 5 - INVENTORY

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Green beans	$149,204	$57,371
Roasted coffee	$14,775	$16,977
Allied products	$35,473	$30,141
Total	$199,452	$104,489

NOTE 6 - TRADEMARK

On October 10, 2005, our purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management’s evaluation of the previous annual Uncommon Grounds Inc. sales data.  Accordingly, management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 7 years unless the Company deems it impaired.  The Company did not incur any trademark impairment adjustment for the years ended December 31, 2007 and 2006.  It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates.  As a result, impairment charges may occur. The trademark amortization expenses for periods ended March 31, 2008 and 2007 were $2,595 and $2,596, respectively.

NOTE 7 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	March 31, 2008	December 31, 2007
Machinery and equipment	$341,965	$341,965
Vehicles	44,800	44,800
Office equipment	49,931	49,931
Less accumulated amortization	(157,185)	(139,557)
	$279,511	$297,139

Depreciation expense was $17,629 and $15,801 in each of the periods ended March 31, 2008 and 2007, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

In January 2008 the company entered into a consulting agreement with an individual related to the president and COO of the company.  As per the consulting agreement the individual was issued common stock at the fair market value of $105,000 during the quarter ended March 31, 2008.

In December 2007, two stockholders and directors of the Company advanced the Company $200,000 under two demand promissory notes, at an interest rate of 5% per annum. The demand promissory note of $200,000 and accrued interest of $2,500 were outstanding at March 31, 2008. No interest payment has been made.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

A former director filed a lawsuit in January 2006 against the Company. This action is being prosecuted in Clark County, Las Vegas, Nevada. The Company considers the lawsuit frivolous and without substantive merit, will aggressively and vigorously defend itself, and has filed a counter-claim for damages, including fraud. An unfavourable outcome in this legal action could have a material effect on these financial statements and affect the Company's ability to continue as a going concern. Legal counsel to the Company is unable to assess the Company's actual potential liability, if any, resulting from the lawsuit. No provision for possible loss has been included in these financial statements.

In May 2007, the Company entered into supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. whereby the Company was granted exclusive right to use the “Penlyne Castle” trademark to sell the coffee for the crop years commencing September 1, 2007 to August 31, 2012. As of December 31, 2007, the Company paid license fees of $105,000, comprised of 100,000 shares of the Company's common stock, fair market value of $80,000, and a cash payment of $25,000. Under the agreements, the Company is required to pay an annual license fee of $25,000 in September of each crop year.  No provision for the possible future payments has been included in these financial statements.

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $10,950 and $10,590 for the period ended March 31, 2008 and 2007 respectively.

Future lease payments required subsequent to March 31, 2008 are as follows:

Years	Amount
2008	$33,227
2009	$26,215

The Company has entered into a joint venture agreement dated September 5, 2007, to establish coffee cafes in Peoples Republic of China (“China”). The cafés in China will trade as “Shanghai Uncommon Grounds Coffee Ltd.”. The Company will derive revenue from the sale of roasted coffees and 20% of the net revenue from its interest in the Joint Venture. All coffees sold by the Joint Venture in their cafés in China will feature specially created artisan roasted coffee blends by Uncommon Grounds Inc., our 100% owned subsidiary in Berkeley, California. The Company is required under the joint venture agreement to contribute $200,000 cash no later than opening of the first retail coffee café  or on March 31, 2008.  As of the date of this Report, the construction of the first coffee café was nearing completion and is anticipated to open for business in May 2008. No provision for possible payments has been included in these financial statements.

NOTE 10 – CONVERTIBLE NOTES

On March 2007, the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totalling $2,678,571 with an original discount of 16% ($428,571). The convertible notes are repayable on March 19, 2009. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.66 per share. The Company also issued to the holders 3,438,033 stock purchase warrants exercisable at $0.66 per share before March 18, 2010.  The warrants may be exercised on either a cash or cashless basis, at the option of the warrant holders.

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

The Company incurred cash financing expense of $435,855 in connection with the issuance of the convertible notes and warrants. The discount on the convertible notes is amortized using the effective interest method. As of March 31, 2008, the Company amortized $208,705 related to original discount of 16% on debt and $958,762 related to warrants and beneficial conversion feature of convertible debt.

 Liquidated Damages

The Company recognized as expense $187,573 liquidation damages fees relating to the Company’s failure to have the SB-2 registration statement declared effective before July 19, 2007. The SB-2 registration was declared effective December 7, 2007 and resulting fee was calculated pursuant to the subscription agreement, penalty rate of 1.5% of the principal amount or $40,179 per month. In March 2008, the Company paid $233,414 by issuance of 604,664 shares of common stock.

NOTE 11 - COMMON STOCK

For the period ended March 31, 2008 the Company issued 1,829,664 shares of  common stock for the payment of $542,841 of expenses including marketing $190,000, management fees $160,000, investor relations $42,000, consulting services $105,000, and liquidation damages $45,841.

Stock Options

As of March 31, 2008, 700,000 stock options are authorized for future grant subject to being formalized under option agreements between the Company and the two executives.

NOTE 12 - CONTRACTS AND AGREEMENTS

In May 2007, the Company entered into an agreement with the Company's attorney to provide legal services to the Company in exchange for 200,000 shares of the Company's common stock. The services were valued at $302,000, the fair market value of the shares. The Company recognized $69,669 as legal fees during the year ended December 31, 2007. The balance as of March 31, 2008 is $210,651 and is a prepayment for legal services to be rendered in the future.

In May 2007, the Company entered into a supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. wherein we were granted exclusive right to use the “Penlyne Castle” trademark for the marketing and sale of Jamaican coffee for the crop years commencing September 1, 2007 to August 31, 2012.  As of December 31, 2007, the Company has paid license fees of $105,000, comprised of 100,000 shares of the Company's common stock, fair market value of $80,000, and a cash payment of $25,000. Under the agreements, the Company is required to pay an annual license fee of $25,000 in September of each crop year.

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

In April 2007, the Company entered into an agreement for thirty six months expiring April 1, 2010 with its Chief Executive Officer whereby the Company agreed to pay monthly management fees of $10,000 and a $100,000 contract execution bonus. Pursuant to the previous employment contract dated July 2006, the Company issued 500,000 stock options to the Chief Executive Officer in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and were formalized under a separate stock option agreement. The Company issued under the April 2007 agreement to the Chief Executive

Officer 100,000 stock options in April 2007 which immediately vested, valued at date of issue at $110,988 (fair market price $1.11, exercise price $1.72) and were formalized under a separate stock option agreement. The 600,000 stock options, valued at $465,694, were voluntarily forfeited and cancelled in November 2007. Pursuant to the April 2007 agreement, the company agreed to issue to the Chief Executive Officer 200,000 stock options which shall vest on April 2, 2008. As of March 31, 2008, these stock options were not formalized under an option agreement between the Company and the Chief Executive Officer.

In September 2007, the Company entered into two agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company has agreed to pay annual salaries of $53,000 each on a biweekly basis in return for services to Uncommon Grounds, Inc.

NOTE 13 – CONCENTRATION RISK

The Company purchases green bean coffee from Papua New Guinea, Ethiopia and Jamaica. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea, Ethiopia and Jamaica may adversely affect the Company’s business operations. In particular, instability in the coffee growing regions of Papua New Guinea, Jamaica and Ethiopia could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of the Company’s business. It could also lead to an increase in the purchasing costs and increased operating costs. This may adversely affect the Company’s business.  For the period ended March 31, 2008 and year ended 2007 the Company derived green bean revenue from the following coffee supply countries:

Country	March 31, 2008	December 31, 2007
Papua New Guinea	19%	64%
Ethiopia	0%	36%
Jamaica	81%	0%
Total	100%	100%

NOTE 14 – SUBSEQUENT EVENTS

On April 16, 2008, the Company entered into an employment agreement with Vincent Cafici (“Cafici”) to act as its Chief Financial Officer. The term of Cafici’s engagement is for thirty-six (36) months and expires on April 16, 2011, unless terminated sooner in accordance with the provisions of the Agreement. The Company shall make monthly management fee payment of ten thousand dollars ($10,000) to Cafici, in arrears, on the 25th day of each month. In addition The Company will pay one million five hundred thousand, (1,500,000) S-8 registered shares of the common stock of the company on April 16, 2008. In further consideration of services to be rendered under this Agreement, Cafici shall be granted stock options to purchase five hundred thousand (500,000) shares of the Company prior to January 1, 2010 at an exercise price of $0.50 per share. These stock options shall fully vest on April 16, 2008.

The Company also entered into a management Agreement dated April 16, 2008, with Paul Khakshouri (“Khakshouri”). The term of Khakshouri’s engagement is for thirty six (36) months and expires on April 16, 20011, unless terminated sooner in accordance with the provisions of the Agreement. The Company shall make monthly management fee payments of ten thousand dollars ($10,000) to Khakshouri, in arrears, on the 25th day of each month.  In the sole and absolute discretion of the Board of Directors, .the management fee may be accrued, without interest, until the Board determines that there is sufficient cash to make one or more payments due.  In further consideration of services to be rendered under this Agreement, Khakshouri shall be issued five hundred thousand (500,000) restricted Rule 144 shares of the Company common stock. These shares shall be issued on the April 16, 2008. Khakshouri shall be granted stock options to purchase five hundred thousand (500,000) shares of the Company prior to January 1, 2010, at an exercise price of $0.50 per share. These stock options shall fully vest on April 16, 2008.

Shailen Singh has resigned as a director and Chief Financial Officer effective April 16, 2008 effectively terminating the management agreement dated January 2006.

On May 1, 2008 the Company entered into a consulting agreement with Viriathus Holdings, LLC and Viriathus Consulting, LLC (collectively “Viriathus”) to provide investor relations related services

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Growers Direct Coffee Company, Inc. previously known as Coffee Pacifica, Inc. (the “Company” or “Growers Direct”) uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of the Company. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Jamaica, Ethiopia and Papua New Guinea our source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, we own only one roasting plant, interruption to our only roasting plant may cause significant disruption to our roasting operations, issuance of shares upon conversion of the convertible note and exercise of the outstaying warrants may cause immediate and substantial dilution to our existing shareholders. Most of these factors are difficult to predict accurately and are generally beyond the control of Growers Direct Coffee Company, Inc. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this quarterly report on Form 10-QSB. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

To capitalize on the growing coffee business opportunities world wide, specifically China, and to increase future revenue growth of our coffee business, the board of directors approved a plan to restructure the management of the company.  We now sell coffees from Papa New Guinea, Ethiopia, Jamaica, and are in the process of developing coffee supply from Columbia.  The board’s objective to restructure are to (a) turn the company into a profitable entity with healthy finances for the benefit of its shareholders; (b) launch new brand initiatives to better leverage the “Growers Direct” brand name in terms of green beans, roasted coffee, coffee shops and online sales; (c) allow the company to work more closely with farmers in various countries to improve supply logistics; (d) optimizing the established global green bean sale and distribution networks and; (e) leveraging the “Growers Direct” brand name to pursue roasted coffee sales opportunities online.  We completed our restructure plans during the first quarter and our new management visited coffee farmers in Columbia to secure additional coffee supply sources.  We are also in discussions with and in the process of evaluating other green bean supply sources in South America to expand the breath of green bean coffees we can offer to our existing customers.

Our revenue for the quarter ended March 31, 2008 was $618,602 compared to $392,612 for the March 31, 2007 quarter.  Our sales increased due to the arrival of the “Penlyne Castle” “Jamaica Blue Mountain” coffees.  We have sustainable demand for our coffees due to our aggressive marketing efforts including hosting booths at the Specialty Coffee of America exhibition at Minneapolis Minnesota.  The revenue for 2008 fiscal period will see growth as we introduce the Colombian coffee to our existing customers. The company believes that addition of Jamaican “Penlyne Castle”, Ethiopian and Colombian coffee will generate increased revenue in 2008complementing the Papua New Guinea (“PNG”) bean crop cycle.  We also anticipate growth in revenue from the roasted coffees, increased revenue generated from our online sales via the website www. Uncommongrounds.net for Uncommon Grounds Inc.  Our gross profit on sales for the quarter ended March 31, 2008 was approximately 25% compared to 45% in 2007.  This decrease in percentage was due to the introduction of the “Penlyne Castle” Jamaican Blue Mountain coffees.  For the remaining year of 2008 we anticipate higher gross margins and increased revenues by selling our green beans at premium prices.  Our operating expenses for the quarter ended March 31, 2008 were 926,409 compared to 1,145,466 in 2007; a decrease of 219,057.  The general and administrative expenses declined to 630,542 for the quarter ended March 31, 2008 compared to 818,451, marketing expenses also decreased by 31,148 to 295,867 for the quarter ended March 31, 2008 compared to 327,015 in 2007.  The net loss for the quarter ended March 31, 2008 was 1,199,966 compared to 1,406,706 in 2007.  The losses attributed to common shares issued to consultants, directors and employees for services recorded at fair market value which aggregated to 497,000 for the quarter ended March 31, 2008 and 547,870 in 2007.  For the quarter ended March 31, 2008 the 497,000 recognized in expenses were 105,000 was charged to outside services, 160,000 as management fees, 190,000 marketing expenses and 42,000 investor relations.  At March 31, 2008 we had 1,086,418 in current assets and 389,353in current liabilities.  Our long term liabilities, March 31, 2008, resulting from the convertible notes funding was 1,961,487 for convertible debt, net of discounts.  At March 31, 2008, Growers Direct had 505,358 in cash and deposits which we believe are adequate to meet our operational expenses for approximately the next twelve months.  All revenues generated by the company are used to pay company expenses and to implement and expand the company’s business.  Our revenue of 618,602 for the Quarter ended March 31, 2008 consisted of 367,443 from green bean coffee and 251,159 from roasted coffee.  The operating expenses of 926,409 included travel expenses of 44,008, marketing, advertising and promotion of 207,287, investor relations of 44,573, professional expenses of 77,722, salaries and related benefits of 87,531, management fees of 250,000, consulting and outside services of 145,696 and general and administrative expenses of 69,593.  For the quarter ended March 31, 2008 the company expensed convertible note related expenses: amortization of warrants and original discounts of 378,830, liquidating penalty of 45,841 and interest expense of 2,742.  The net loss for the quarter ended March 31, 2008 was 1,199,966.  Our accumulated losses as of March 31, 2008 were 24,345,107.  For the quarter ended March 31, 2007 our total revenue was 392,612 and incurred a net loss of 1,406,906.  Our operating expenses were 970,051 which consisted of marketing expenses of 327,015 and general and administrative expenses of 818,451.  The general and administrative expenses of 818,451 included travel 45,256, professional fees 66,134, advertising and promotion 215,916, office expense 368,996 and consulting 121,149.  During the quarter ended March 31, 2007, we expensed convertible note related expenses, financing expenses of 435,855.  As of March 31, 2007, our current assets were 2,374,388 and current liabilities of 313,383.  Our long term liabilities at March 31, 2007 resulting from the convertible note funding, net of discount was 1,770,230.

Growers Direct continues to be in discussions with and in the process of evaluating green bean coffees from other countries to add to our product offering.  We anticipate adding green bean coffee from another region in the second quarter of 2008.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.  We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB.

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

Stock Option

At December 31, 2007, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option-pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behaviour is considered as well as trends of actual option forfeitures. For the cumulative period from April 16, 2007 to December 31, 2007, there have been 1,100,000 options forfeitures and cancellations on voluntary basis.  At March 31, 2008, 700,000 stock options for future grant - common stock equivalents were outstanding.

Convertible Note

On March 2007, the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totalling $2,678,571 with an original discount of 16% ($428,571). The convertible notes are repayable on March 19, 2009. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.66 per share. The Company also issued to the holders 3,438,033 stock purchase warrants exercisable at $0.66 per share before March 18, 2010.  The warrants may be exercised on either a cash or cashless basis, at the option of the warrant holders. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $368,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF Issue 00-27 "Application of Issue No.98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $1,087,979 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes. As long as any portion of the convertible notes remains outstanding, the Company shall not pay any cash dividends or distributions on any equity securities of the Company without prior written consent from the holders of the convertible note.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the quarter ended March 31, 2008 and 2007 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Growers Direct evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectable. As at March 31, 2008, there was no allowance for doubtful accounts. Growers Direct does not have any off-balance-sheet credit exposure related to its customers.

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

(e)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $24,345,107 as of March 31 2008. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations,

Growers Direct may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

(j)

We may need additional capital. We require substantial working capital to fund our business.  If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing.  Selling additional stock could dilute the equity interests of our stockholders.  If we borrow money, we will have to pay interest and may have to agree to restrictions on our operating flexibility.  The borrowing of additional monies may put a strain on the Company’s cash flow and ability to develop and or expand its products and business.  There are no guarantees that we will be able to obtain additional financing or that if such financing is available that it will be on terms satisfactory to the Company.  See “Management’s Discussion and Analysis of Financial Condition and Operations".

Our Industry Related Factors That May Affect Our Future Results

(a)

Competition may adversely affect our ability to implement our business plan. There are other companies conducting similar activities, and the demand for green bean coffee is affected by consumer taste and preferences. With little operating capital in a rapidly evolving and highly competitive coffee industry, we will encounter financial difficulties. The whole green bean coffee market is highly fragmented and coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores. We have only begun to penetrate these markets, which gives some competitors advantages over us based on their earlier entry into these distribution markets. Competition in the green bean coffee market is intense as relatively low barriers to entry encourage new competitors to enter the green bean coffee market. The new market entrants may have substantially greater financial, marketing and operating resources than we may, which may adversely affect our ability to implement our business plan. We may have to curtail or cease our business and our investors may lose their entire investment.

(b)

Adverse weather conditions and diseases may negatively affect the cost of and our supply of green coffee beans. Decreased availability of quality green bean coffee would have an adverse affect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business. A significant portion of our anticipated revenue will be realized during the Papua New Guinea coffee harvest season, which is from May to August. Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought, would have an adverse effect upon the supply of quality green bean coffee at a reasonable price, which, in turn, would directly affect our ability to market and distribute green bean coffee in the United States, Europe and Canada. As a result, our business would be impaired, we may have to curtail or cease our operations, and the investors could lose their entire investment.

(c)

Political and social instability in Papua New Guinea, Jamaica and Ethiopia may also negatively affect our supply of green coffee beans and our purchasing costs. We purchase unprocessed green bean coffee from Papua New Guinea, Jamaica and Ethiopia. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea, Jamaica and Ethiopia may adversely affect our business operations. In particular, instability in coffee growing regions of Papua New Guinea, Jamaica and Ethiopia could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of our business. It could also lead to an increase in our purchasing costs and increased operating costs. This may impair our business, we may have to cease or curtail our operations, and investors could lose their entire investment.

(d)

Fluctuations in the price of green bean coffee may impede our marketing ability Green bean coffee is traded on the commodities market. The supply and price of green bean coffee is affected by multiple factors in the various producing countries including; weather, political, and economic conditions. We plan to sell our green bean coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark (beginning) price will be directly tied to the then current prevailing price of New York "C" futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of green bean coffee increases, we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer accordingly. As a result, our business will be adversely affected and we may have to curtail or cease our operations and the investors could lose their entire investment.

  Factors That May Affect Owning Growers Direct Common Stock

(a)  There are a large number of shares underlying the Notes. As of March 31, 2008, we had 35,013,992 shares of common stock issued and outstanding. There are currently Notes outstanding that may be converted into an estimated 6,350,584 shares of common stock at current market prices and outstanding warrants to purchase 3,678,695 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

(c)  Repayment of the Notes could negatively affect our supply of working capital. On March 19, 2007, we entered into agreements to issue the Notes. The Notes are due and payable March 18, 2009, unless sooner converted into shares of our common stock. The Company cannot voluntarily pre-pay the Notes until March 18, 2008.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Subscription Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the Notes, including a default interest rate of 15% on the outstanding principal balance of the Notes if the default is not cured within the specified grace period. The intent of the Company is to make all payments that may become due under the Notes.  Furthermore, we have a reasonable basis to believe that the Company has the financial ability to make all such payments as they may become due. We anticipate that the full amount of the Notes will be converted into shares of our common stock, in accordance with the terms of the Notes. If we were required to repay the Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Notes when required, the notes and stockholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

(d)  Management owns a substantial majority of our common stock and that may reduce your ability to influence our activities.  Prior to this Offering our officers, directors collectively owned approximately 14% of our outstanding shares of common stock as of December 31, 2007 and if all of the underlying shares being registered hereby are acquired by the Note holders, our officers and directors will collectively own approximately 11% allowing these security holders to control matters requiring approval of our shareholders. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Growers Direct to attract investors because such investors will know that our officers and directors will likely decide matters requiring shareholder consent. Our officers and directors can control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

(e)  We have discretion as to the use of proceeds. In conjunction with the sale of the Notes, pursuant to the Subscription Agreement, the Company has granted the Note purchasers Warrants to purchase additional shares of the Company’s common stock.  Our management can spend the proceeds, received by the Company in conjunction with the exercise of any of the Warrants, in ways with which the stockholders may not agree.  We cannot predict that the proceeds will be invested to yield a favourable return.  The net proceeds received from exercise of any of the Warrants will be used primarily for sales and marketing expenses, salaries and staffing and general corporate and technology purposes, including working capital.

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

(h)  Growers Direct common stock (OTC:BB “GWDC.OB”) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (1) with a price of less than $5.00 per share; (2) that are not traded on a "recognized" national exchange; (3) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.44 and $2.32 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (1) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (2) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (3) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (2) above; and (4) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures as of March 31, 2008 we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2008 was effective.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

Part II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Report, we are party to one lawsuit. We are unaware of any other litigation pending or threatened by or against the Company.  A former director, Brian Inouye, seeking compensation, filed a lawsuit in January 2006 against the Company. This action is being prosecuted in Clark County, Las Vegas, Nevada. The Company considers the lawsuit frivolous and without substantive merit, and will aggressively and vigorously defend itself. In February 2006, the Company filed a counter-claim seeking damages, including fraud.  A trial is scheduled for February 24, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Securities

In May 2007, the Company registered with the Securities and Exchange Commission on Form S-8 a “2007 Stock Incentive Plan for Employees and Consultants” ( hereinafter referred “2007  Plan”). The purpose of the 2007 Plan is to provide employees and consultants of the Company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Company and to facilitate attracting and retaining employees and consultants of exceptional ability. The Board of Directors (the Board”) administers the 2007 Plan. The maximum number of shares, which may be granted under the 2007 Plan, shall be 5,000,000 shares in the aggregate of Common Stock of the Company. The initial and standard price per share of common stock to be issued directly shall be the fair market value per share, but may be changed in each case by the Board. If the share price is changed, the Board shall determine the share price no later than the date of the issuance of the shares and at such other times as the Board deems necessary. The Board shall have absolute final discretion to determine the price of the common stock under the 2007 Plan. In the absence of such specific determination, the share price will be the fair market value per share. Fair Market Value per share shall mean, if there is an established market for the Company's common stock on a stock exchange, in an over-the-counter market or otherwise, the closing bid price of the Company's stock for the trading day, which is the valuation date.  To the period ended December 31, 2007, we have issued 4,125,000 shares of our common stock under 2007 Plan to our consultants and directors and 875,000 shares were issued for services in January 2008.

Recent Sales of Unregistered Securities

In March 2007, we issued 350,000 Restricted Rule 144 shares of common stock to two consultants for payment of investor relation and marketing services.  Total value of the services valued at the fair market price was $147,000. The consultants are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 (“Act”) and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the consultant who we believe is capable of evaluating the merits and risks of an investment in our common stock.

Stock Repurchase

As of the date of this Report, Growers Direct does not have any stock repurchase plan.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

– None –

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended March 31, 2008, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5 OTHER INFORMATION

No material changes were made to the procedures by which security holders may recommend nominees to the Growers Direct Coffee Company’s board of directors.

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

GROWERS DIRECT COFFEE COMPANY, INC.

Name	Title	Date
/s/ Vincent Cafici Vincent Cafici	Chief Financial Officer (On behalf of the registrant as its Principal Financial Officer)	May 20, 2008
/s/ Terry Klassen Terry Klassen /s/ Paul Khakshouri Paul Khakshouri	Chief Executive Officer (On behalf of the registrant as its Principal Executive Officer ) Chief Operating Officer, President, Director	May 20, 2008 May 20, 2008