Form 10-Q
period 2008-06-30
GROWERS DIRECT COFFEE COMPANY, INC.
filed 2008-09-09
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

  [   ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company) Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No X

There were 35,513,992 shares outstanding of common stock of the registrant at June 30, 2008.

GROWERS DIRECT COFFEE COMPANY, INC

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

ITEM 1 Financial Statements and Condensed Notes to the Financial Statements

GROWERS DIRECT COMPANY, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

June 30, 2008

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

GROWERS DIRECT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$18,589	$78,703
Deposits	418,329	753,088
Receivables	119,502	217,674
Inventory	94,899	104,489
Prepaid expenses	-	232,331
Total Current Assets	651,319	1,386,285

Property and equipment, net	261,894	297,139
Trademark, net	44,135	49,327

TOTAL ASSETS	$957,348	$1,732,751

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$329,346	$214,899
Accounts payable and accrued expenses related party	550,000	-
Note payable	13,750	16,250
Note payable related party	205,000	200,000
Total Current Liabilities	1,098,096	431,149

Long Term Liabilities
Convertible debt, net of discounts	2,245,367	1,582,657
Liquidated liability	-	187,573
Total Long Term Liabilities	2,245,367	1,770,230

Commitments and Contingencies	-	-
Stockholders’ Deficit
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued
Common stock, authorized 75,000,000 shares at $0.001 par value,
35,513,992 and 33,184,328 shares, respectively, issued and outstanding	31,452	29,122
Additional paid-in capital	23,720,344	22,647,391
Accumulated deficit	(26,137,911)	(23,145,141)

Total Stockholders’ Deficit	(2,386,115)	(468,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$957,348	$1,732,751

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$430,397	$251,577	$1,048,999	$644,189
Cost of Sales	282,787	102,920	746,733	320,117
GROSS PROFIT	147,610	148,657	302,266	324,072

EXPENSES
Compensation expenses	304,869	820,400	304,869	820,400
Marketing	8,133	826,500	304,000	1,153,515
General and administrative expenses	1,341,274	2,211,803	1,971,816	3,030,254
TOTAL EXPENSES	1,654,276	3,858,703	2,580,685	5,004,169

LOSS FROM OPERATIONS	(1,506,666)	(3,710,046)	(2,278,419)	(4,680,097))

NON-OPERATION EXPENSES
Amortization of derivatives and original discount	283,880	(211,810)	662,710	224,045
Financing expense	-	435,855	-	435,855
Interest expense	2,258	-	5,000
Liquidated penalty	-	120,537	45,841	120,537
LOSS BEFORE TAXES	(1,792,804)	(4,054,628)	(2,991,970)	(5,460,534)

INCOME TAX EXPENSE	-	-	800	800
NET LOSS	$(1,792,804)	$(4,054,628)	$(2,992,770)	$(5,461,334)

BASIC & DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.14)	$(0.09)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC &
DILUTED	35,180,659	29,193,851	34,993,465	29,310,917

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008 (Unaudited)	Six Months Ended June 30, 2007 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,992,770)	$(5,461,334)
Non-cash items not involving cash:
Common stock issued for services,liquidated damage & financing expenses	582,841	4,008,656
Amortization of convertible notes	662,710	224,045
Compensation expenses	304,869	820,400
Liquidated penalty	45,841	120,537
Bad debt	160	1,397
Amortization and depreciation	40,437	38,303
Changes in other assets and liabilities:
Deposits decrease/(increase)	334,759	(576,449)
Receivables decrease/(increase)	98,012	90,736
Prepaid expense decrease/(increase)	232,331	(854,729)
Inventory decrease/ (increase)	9,590	76,543
Accounts payable increase (decrease)	664,447	6,372
	(62,614)
NET CASH USED IN OPERATING ACTIVITIES		(1,495,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(29,834)

NET CASH USED IN INVESTING ACTIVITIES	-	(29,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Note Payable	-	18,750
Net proceeds from convertible notes	-	2,250,000
Payments of note payable	2,500	-
Payment from borrowing, related party	-	(100,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,500	2,168,750

NET INCREASE (DECREASE) IN CASH	(60,114)	487,597

CASH AT BEGINNING OF PERIOD	78,703	77,993

CASH AT END OF PERIOD	$18,589	$565,590

SUPPLEMENTAL INFORMATION:

Interest paid	$5,000	$$1,278
Income taxes paid	$800	$-
NON CASH FINANCING & FINANCING ACTIVITIES
Warrants issued $		$1,087,979
Shares issued for liquidated damage	$233,414	$-

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

Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

We incorporated, under the laws of Papua New Guinea, our wholly owned subsidiary Coffee Pacifica PNG Ltd in June 2002. We did not conduct any of our operations in Papua New Guinea through this company during the period ended June 30, 2008 and liquidated the company. Growers Direct also owns a wholly owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006 under the laws of the state of Nevada. We did not conduct any operations during the period ended June 30, 2008 and liquidated the Company.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At June 30, 2008, the Company had accumulated deficits of

$26,137,911, in addition to limited cash and unprofitable operations. For the period ended June 30, 2008 and for the year ended December 31, 2007, the Company sustained net losses of $2,992,770 and $10,255,375 respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors, which raise substantial doubt about the Company's ability to continue as a going concern.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the periods ended June 30, 2008 and 2007, the Company incurred $19,780 and $215,916 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2008 and December 31, 2007, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended June 30, 2008 and 2007.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at June 30, 2008 and December 31, 2007, the Company's cash balance did not exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At June 30, 2008, 6,278,695 (3,678,695 warrants and 2,600,000 stock options) common stock equivalents were outstanding.

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company maintains United States dollars as the functional currency, while its subsidiary maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions. No operations were conducted through this subsidiary during the period ended June 30, 2008.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2008 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at June 30, 2008 and December 31, 2007, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

At June 30, 2008 and December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Employee Benefits

Growers Direct has a Simple IRA Plan that covers most of its employees with over two years of service. It provides matching funds up to 3% of an employees' gross income and follows the policy of funding the retirement plan contributions as accrued. The amount of pension costs recognized for the period ending June 30, 2008 and June 30, 2007 was $2,400 and $3,200 respectively.

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

Stock Option

At June 30, 2008, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option-pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behaviour is considered as well as trends of actual option forfeitures. For the cumulative period from January 1, 2008 to June 30, 2008, there have been zero options forfeitures and cancellations.

NOTE 5 - INVENTORY

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Green beans	48,375	$57,371
Roasted coffee	8,485	$16,977
Allied products	38,039	$30,141
Total	$94,899	$104,489

NOTE 6 - TRADEMARK

On October 10, 2005, our purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management’s evaluation of the previous annual Uncommon Grounds Inc. sales data.  Accordingly, management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 7 years unless the Company deems it impaired.  The Company did not incur any trademark impairment adjustment for the years ended December 31, 2007 and 2006.  It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates.  As a result, impairment charges may occur. The trademark amortization expenses for periods ended June 30, 2008 and 2007 were $5,192 and $5,192, respectively.

NOTE 7 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	June 30, 2008	December 31, 2007
Machinery and equipment	$341,965	$341,965
Vehicles	44,800	44,800
Office equipment	49,931	49,931
Less accumulated amortization	(174,802)	(139,557)

$261,894	$297,139

Depreciation expense was $35,245 and $33,111 in each of the periods ended June 30, 2008 and 2007, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

In December 2007, two stockholders and directors of the Company advanced the Company $200,000 under two demand promissory notes, at an interest rate of 5% per annum. The demand promissory note of $200,000 and accrued interest of $5,000 were outstanding at June 30, 2008. No interest payment has been made.

At June 30, 2008, the Company has accounts payables and accrued fees of $550,000 resulting from the employment agreements with former officers and directors of the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2007, the Company entered into supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. whereby the Company was granted exclusive right to use the “Penlyne Castle” trademark to sell the coffee for the crop years commencing September 1, 2007 to August 31, 2012. Under the agreements, the Company is required to pay an annual license fee of $25,000 in September of each crop year.  No provision for the possible future payments has been included in these financial statements.  As of the June 30 2008, the Company has advanced $299,411 against the future supply of the coffee.

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $21,900 and $21,180 for the period ended June 30, 2008 and 2007 respectively.

Future lease payments required subsequent to June 30, 2008 are as follows:

Years	Amount
2008	$21,600
2009	$26,215

The Company entered into a joint venture agreement dated September 5, 2007, to establish coffee cafes in Peoples Republic of China (“China”). The Company was required under the joint venture agreement to contribute $200,000 in cash no later than opening of the first retail coffee café or on March 31, 2008. The Company did not pay the $200,000 and the joint venture agreement was terminated May 22, 2008.

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

The Company incurred cash financing expense of $435,855 in connection with the issuance of the convertible notes and warrants. The discount on the convertible notes is amortized using the effective interest method. For the period ended June 30, 2008, the Company amortized $122,456 related to original discount of 16% on debt and $540,255 related to warrants and beneficial conversion feature of convertible debt.

 Liquidated Damages

For the period ended June 30 2008, the Company issued 604,664 shares of common stock as payment in full of the liquidated penalty of $233,414. Recognized as expense during the period ended June 30, 2008 was $45,841and $187,573 was expensed for the year ended December 31, 2007. The liquidation penalty fees relate to the Company’s failure to have the SB-2 registration statement declared effective before July 19, 2007. The SB-2 registration was declared effective December 7, 2007 and resulting fee was calculated pursuant to the subscription agreement, penalty rate of 1.5% of the principal amount or $40,179 per month.

NOTE 11 - COMMON STOCK

To June 30, 2008, the Company issued 2,329,664 shares of  common stock for the payment of $770,414, valued at fair market value, of expenses including marketing $295,000, management fees $160,000, investor relations $42,000, legal settlement $40,000 and liquidation damages $233,414.

Stock Options

In January 2006, the Company registered with the Securities and Exchange Commission, on Form S-8, the  “2006 Directors and Key Employee Stock Option Plan” (the “Stock Option Plan"), which allows the Company  to issue, to its directors, employees and employees of the subsidiaries and to individuals providing services,  options to purchase up to 5,000,000 shares of the Company’s common stock.  The Stock Option Plan provides that the options are to be awarded by the Board of Directors based on a recommendation of the Board or

Compensation Committee assembled by the Board for administration of the 2006 Plan. On April 16, 2008, the Company issued 1,000,000 stock options to the Company’s President and 500,000 stock options to the Company’s Chief Financial Officer pursuant to their respective management contracts dated April 16, 2008. These 1,500,000 stock options vested on April 16, 2008 with an exercise price of $0.50.  In addition, pursuant to the April 2007 agreement with the Chief Executive Officer, the company agreed to issue to the Chief Executive Officer 200,000 stock options which vested on April 2, 2008. As of June 30, 2008, the 200,000 stock options were not formalized under an option agreement between the Company and the Chief Executive Officer. The compensation expense to June 30, 2008 recognized for the issuance of 1,700,000 stock options was $268,621.

The Company pursuant to a legal settlement agreement issued 900,000 stock options to Brian Inouye. These stock options were not issued under the “2006 Directors and Key Employee Stock Option Plan” The compensation expense recognized for the issuance of 900,000 stock options was $36,248 at June 30, 2008.

  Stock Options

The following summarizes the stock options transactions for the six months ended June 30, 2008:

	Number of Stock Options	Weighted average exercise price
Outstanding, January 1, 2008	-	-
Options issued	2,600,000	$0.133
Options exercised	-	-
Options forfeited/expired/cancelled	-	-
Outstanding, June 30, 2008	2,600,000	$0.133

The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

June 30, 2008
Risk free interest rate	1.94%
Expected life	1.73 years
Expected volatility	170.72%
Dividend per share	$0.

The fair value of the 2,600,000 options vested and recognized as expense during the period ended June 30, 2008 was $304,869.

NOTE 12 - CONTRACTS AND AGREEMENTS

In May 2007, the Company entered into an agreement with the Company's attorney to provide legal services to the Company in exchange for 200,000 shares of the Company's common stock. The services were valued at $302,000, the fair market value of the shares. The Company recognized $69,669 as legal fees during the year ended December 31, 2007. The balance of $210,651 was recognized as legal services fees during the period ended June 30, 2008.

In May 2007, the Company entered into a supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. wherein we were granted exclusive right to use the “Penlyne Castle” trademark for the marketing and sale of Jamaican coffee for the crop years commencing September 1, 2007 to August 31, 2012.  Under the agreements, the Company is required to pay an annual license fee of $25,000 in September of each crop year. As of the June 30 2008, the Company has advanced $299,411 against the future supply of the coffee.

On May 1, 2008 the Company entered into a twelve month consulting agreement with Viriathus Holdings, LLC and Viriathus Consulting, LLC (collectively “Viriathus”) to provide investor relations related services to the Company for monthly fee payments of ten thousand dollars ($10,000).  No services were rendered to June 30, 2008.

Employment Contracts

In January of 2006, the Company entered into an agreement with Shailen Singh whereby the Company agreed to pay monthly management fees of $8,500 per month. The monthly management fees were increased in January 2007 to $10,000 per month and upon assuming the additional responsibilities of Chief Financial Officer a total monthly management fees, effective February 2007, was agreed at $15,000 per month. In January and July 2006 the Company issued 250,000 and 300,000 S-8 registered free trading shares of   common stock. Pursuant to the contract, the Company also issued 500,000 stock options in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and were formalized under a separate stock option agreement. In November 2007, the 500,000 stock options, valued at $354,706, were voluntarily forfeited and cancelled.  Shailen Singh resigned as a director and Chief Financial Officer effective April 16, 2008 effectively terminating the management agreement dated January 2006.

In April 2007, the Company entered into an agreement for thirty six months expiring April 1, 2010 with Terry Klassen, its Chief Executive Officer, whereby the Company agreed to pay monthly management fees of $10,000 and a $100,000 contract execution bonus. Pursuant to the previous employment contract dated July 2006, the Company issued 500,000 stock options to the Chief Executive Officer in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and were formalized under a separate stock option agreement. The Company issued under the April 2007 agreement to the Chief Executive Officer 100,000 stock options in April 2007 which immediately vested, valued at date of issue at $110,988 (fair market price $1.11, exercise price $1.72) and were formalized under a separate stock option agreement. The 600,000 stock options, valued at $465,694, were voluntarily forfeited and cancelled in November 2007. Pursuant to the April 2007 agreement, the company agreed to issue to the Chief Executive Officer 200,000 stock options which vested on April 2, 2008. As of June 30, 2008, these stock options were not formalized under an option agreement between the Company and the Chief Executive Officer. Terry Klassen resigned as a director and Chief Executive Officer effective July 28, 2008, effectively terminating the employment agreement dated April 16, 2007.

In September 2007, the Company entered into two agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company has agreed to pay annual salaries of $53,000 each on a biweekly basis in return for services to Uncommon Grounds, Inc.

On April 16, 2008, the Company entered into an employment agreement with Vincent Cafici (“Cafici”) to act as its Chief Financial Officer. The term of Cafici’s engagement was for thirty-six (36) months and expires on April 16, 2011, unless terminated sooner in accordance with the provisions of the agreement. The Company agreed to pay monthly management fee of ten thousand dollars ($10,000) to Cafici, in arrears, on the 25th day of each month. In addition, the Company was to issue one million five hundred thousand, (1,500,000) S-8 registered shares of the common stock of the company on April 16, 2008. These shares were not issued as of June 30, 2008. In further consideration of services to be rendered under the agreement, Cafici was granted stock options to purchase five hundred thousand (500,000) shares of the Company prior to January 1, 2010 at an exercise price of $0.50 per share. These stock options fully vested and granted on April 16, 2008. Vincent Cafici resigned as a director and Chief Financial Officer effective August 6, 2008, effectively terminating the employment agreement dated April 16, 2008.

 The Company entered into a management agreement dated April 16, 2008, with Paul Khakshouri (“Khakshouri”). The term of Khakshouri’s engagement was for thirty six (36) months and expires on April 16, 2011, unless terminated sooner in accordance with the provisions of the agreement. The Company agreed to pay monthly management fee of ten thousand dollars ($10,000) to Khakshouri, in arrears, on the 25th day of each month.  In the sole and absolute discretion of the Board of Directors, the management fee may be accrued, without interest, until the Board determines that there is sufficient cash to make the payments. In further consideration of services to be rendered under the agreement, the Company was to issue five hundred thousand (500,000) restricted Rule 144 shares of the Company common stock. These shares were not issued as of June 30, 2008. In addition, Khakshouri was granted stock options to purchase one million (1,000,000) shares of the Company prior to January 1, 2010, at an exercise price of $0.50 per share. These stock options fully vested and were granted on April 16, 2008. Paul Khakshouri resigned as a director and President and Chief Operating Officer effective August 7, 2008 effectively terminating the management agreement dated April 16, 2008.

NOTE 13 – CONCENTRATION RISK

The Company purchases green bean coffee from Papua New Guinea, Ethiopia and Jamaica. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea, Ethiopia and Jamaica may adversely affect the Company’s business operations. In particular, instability in the coffee growing regions of Papua New Guinea, Jamaica and Ethiopia could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of the Company’s business. It could also lead to an increase in the purchasing costs and increased operating costs. This may adversely affect the Company’s business.  For the period ended June 30, 2008 and year ended December 31, 2007 the Company derived green bean revenue from the following coffee supply countries:

Country	June 30, 2008	December 31, 2007
Papua New Guinea	45%	64%
Ethiopia	0%	36%
Jamaica	55%	0%
Total	100%	100%

NOTE 14 – SUBSEQUENT EVENTS

Effective July 28, 2008, Terry Klassen resigned as the Chief Executive Officer and director of the Company. Terry Klassen also resigned as a director and Chief Executive Officer of Uncommon Grounds, Inc., a subsidiary of the Company. Terry Klassen effectively terminated the employment agreement dated April 16, 2007.

Effective August 6, 2008, Vincent Cafici resigned as the Chief Financial Officer, Secretary and a director of the Company. Vincent Cafici also resigned as a director and Chief Financial Officer and Secretary of Uncommon Grounds, Inc., a subsidiary of the Company. Vincent Cafici effectively terminated the employment agreement dated April 16, 2008.

Effective August 7, 2008, Paul Khakshouri resigned as the Chief Operating Officer, President and a director of the Company. Mr. Khakshouri also resigned as a director and as Chief Operating Officer and President of Uncommon Grounds, Inc., a subsidiary of the Company. Paul Khakshouri effectively terminated the employment agreement dated April 16, 2008.

On August 8, 2008, the sole director, Nepal Muhuri appointed JD Douthitt as a new director of the Company. On August 12, 2008, the board of directors appointed Mick Rynning as a new director.  JD Douthitt became the new Chairman of the Board and Nepal Muhuri was appointed the interim Chief Financial Officer.

On August 15, 2008, the Board of Directors appointed Mick Rynning as the President and Chief Executive Officer. The Company entered into a definitive management agreement (the “Agreement”) dated August 15, 2008, with Mick Rynning to act as its Chief Executive Officer and President. As the Chief Executive Officer, Rynning will perform such duties customarily performed by the President and Chief Executive Officer and such other duties as reasonably requested by the Board of Directors of the Company (the “Board”). These duties will include, but are not limited to, signing SEC filings and certifications required by the Sarbanes-Oxley Act.

The term of Rynning’s Agreement shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party. The Company shall make monthly management fee payments of ten thousand dollars ($10,000) to Rynning, in arrears, on the 25th day of each month.  Rynning was issued five hundred thousand (500,000) restricted common shares as a non-refundable contract execution bonus. The Company has also granted Rynning a Stock Option. Rynning shall have an option to purchase, prior to January 1, 2010, up to one million (1,000,000) shares of Company’s Common Stock at an exercise price per share to be established by the Board. The Stock Option shall be formalized in a separate Option Agreement between Company and Rynning and the Stock Option shall be fully vested January 5, 2009.

In addition, Rynning shall be entitled to receive a bonus which shall be tied to any Acquisition Transactions completed by the Company during the Engagement.  “Acquisition Transaction” shall mean any acquisition of substantially all of the assets or equity of any operating multiple unit franchise business.

(i). Upon the closing of an Acquisition Transaction where the acquired business operates within the United States and/or Canada, Rynning shall be entitled to receive a bonus of: (a) 500,000 restricted shares of the Company’s common stock; and (b) an option to purchase, prior to January 1, 2010, 500,000 shares of the Company’s common stock at an exercise price to be determined, on or before closing of the Acquisition Transaction by the Board. The Stock Option shall be formalized in a separate Option Agreement between Company and Rynning and the Stock Option shall be fully vested on closing of the Acquisition Transaction.

(ii). Upon the closing of an Acquisition Transaction outside of the United States and/or Canada, Rynning shall be entitled to receive a bonus of: (a) 500,000 restricted shares of the Company’s common stock; and (b) an option to purchase, prior to January 1, 2010, 500,000 shares of the Company’s common stock at an exercise price to be determined, on or before closing of the Acquisition Transaction, by the Board. The Stock Option shall be formalized in a separate Option Agreement between Company and Rynning and the Stock Option shall be fully vested on closing of the Acquisition Transaction.

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

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Our revenue for six months to June 30, 2008 was $1,048,999 compared to $644,189 for 2007. Our sales increased due to the late arrival of the “Penlyne Castle” “Jamaican Blue Mountain” coffees. The revenue generated from sales of the Jamaican coffees was included the second quarter of 2008. For the three month period to June 30, 2008 our revenue increased by $178,820 to $430,397 compared to $251,577 for three months to June 30, 2007. For the balance of 2008, we anticipate growth in revenue from the roasted coffees and increased revenue generated from our online sales via the website wwww.uncommongrounds.net of Uncommon Grounds Inc. Our gross profit on sales for six months in 2008 was approximately 29% compared to 50% in 2007. Our gross profits declined from 60% (three month to June 2007) to 34% for the three months to June 30 2008. For the balance of 2008, we anticipate generating higher gross margins as we increase our sale of wholesale roasted coffee through our “Tree to Cup” distribution strategy. Our operating expenses for six months to June 30, 2008 were $2,580,685 compared to $5,004,169 in 2007; a decline in expenses of $2,423,484. The general and administration expenses declined to $1,971,816 in 2008 compared to $3,030,254, marketing expenses decreased by $849,515 to $304,000 in 2008 compared to $1,153,515 in 2007. The net loss for the six months ended June 30, 2008 was $2,992,770 compared to $5,461,334 in 2007. For the three month to June 2008 our operating expenses were $1,654,276 compared to $3,858,703for three month to June 2007; a decline in expenses of $2,204,427. The general and administration expenses declined by $870,529 to $1,341,274 in 2008 compared to $2,211,803, marketing expenses decreased by $818,367 to $8,133 in 2008 compared to $826,500 in 2007. The net loss for the three months ended June 30, 2008 was $1,792,804 compared to $4,054,628 in 2007.  At June 30, 2008, we had $651,319 in current assets and $1,098,096 in current liabilities. The current liabilities include trade payable of $329,346, payables and accrued expense of $550,000 to former directors and officers resulting from the employment agreements, notes payables of $205,000 for cash loaned by two stockholders and $13,750 for vehicle purchase. Our long term liabilities, June 30, 2008, resulting from the convertible notes funding was $2,245,367. At June 30, 2008, the Company had $436,918 in cash and deposits which we believe are adequate to meet our current operational expenses. All revenues generated by the Company are used to pay Company expenses and to implement and expand the Company’s business. Our revenue for the period ended June 30, 2008 was $ 1,048,999 consisted of $532,495 from green bean coffee and $516,504 from roasted coffee and operating expenses were $2,580,685. The general and administrative expenses to June 30, 2008 was $1,971,816, the marketing expenses were $304,000 and compensation expenses of $304,869 related to 2,600,000 stock options issued. The non-operating expenses for the six months to June 30, 2008 included convertible note related expenses: amortization of warrants and original discounts of $662,710 and liquidated damage of $45,841 and interest on notes payable of $5,000.  The net loss for the six months ended June 30, 2008 was $2,992,770. Our accumulated losses as of June 30, 2008 were $ 26,137,911.For the six months to June 30, 2007, our total revenue of $644,189 consisted of $154,052 from the sale of green bean coffee and $490,137 from roasted coffees.  We incurred a net loss of $5,461,334 consisting of the following expenses: marketing $1,153,515, general expenses $3,030,254, compensation expense $820,400, amortization of warrants and original discount $224,045, financing expense $435,855 and liquidated penalty $120,537. As of December 31, 2007, our liabilities were $431,149, comprised of trade payables $214,899 and notes payable of $216,250. As of December 31, 2007, our long term debt was convertible note of $1,582,657 and liquidated damage of $ 187,573. Our accumulated losses as of December 31, 2007 were $23,145,141.

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

Stock Option

At June 30, 2008, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option-pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behaviour is considered as well as trends of actual option forfeitures. For the cumulative period from January 1, 2008 to June 30, 2008, there have been zero options forfeitures and cancellations. At June 30, 2008, 200,000 stock options for future grant - common stock equivalents were outstanding.

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

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and December 31, 2007.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six months ended June 30, 2008 and 2007 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Growers Direct evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectable. As at June 30, 2008, there was no allowance for doubtful accounts. Growers Direct does not have any off-balance-sheet credit exposure related to its customers.

Seasonality and Other Factors That May Affect Our Future Results

(a)

Our business is seasonal in nature because coffee harvest season is from May to August in Papua New Guinea and August to November in Jamaica. The seasonal availability of green bean coffee in the second quarter of the year may result in increased sales in the last two quarters. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results.

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

(e)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $26,137,911 as of June 30, 2008. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Growers Direct may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

  Factors That May Affect Owning Growers Direct Common Stock

(a)     There are a large number of shares underlying the Notes. As of June 30, 2008, we had 35,513,992 shares of common stock issued and outstanding. There are currently Notes outstanding that may be converted into an estimated 6,350,584 shares of common stock at current market prices and outstanding warrants to purchase 3,678,695 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

(c)     Repayment of the Notes could negatively affect our supply of working capital. On March 19, 2007, we entered into agreements to issue the Notes. The Notes are due and payable March 18, 2009, unless sooner converted into shares of our common stock. The Company could not have voluntarily pre-paid the Notes until March 18, 2008.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Subscription Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the Notes, including a default interest rate of 15% on the outstanding principal balance of the Notes if the default is not cured within the specified grace period. The intent of the Company is to make all payments that may become due under the Notes.  Furthermore, we have a reasonable basis to believe that the Company has the financial ability to make all such payments as they may become due. We anticipate that the full amount of the Notes will be converted into shares of our common stock, in accordance with the terms of the Notes. If we were required to repay the Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Notes when required, the notes and stockholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

(d)     Management owns a substantial majority of our common stock and that may reduce your ability to influence our activities.  Our officers, directors collectively owned approximately 14% of our outstanding shares of common stock as of June 30, 2008 and if all of the underlying shares being registered hereby are acquired by the Note holders, our officers and directors will collectively own approximately 11% allowing these security holders to control matters requiring approval of our shareholders. Such concentrated control of the company may adversely affect the price of our common stock in that it may be more difficult for Growers Direct to attract investors because such investors will know that our officers and directors will likely decide matters requiring shareholder consent. Our officers and directors can control matters requiring approval by our security holders, including the election of directors. Moreover, if our officers and directors decide to sell a substantial number of their shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

(e)      There is currently a limited trading market for our shares of common stock, there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Growers Direct is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Growers Direct Coffee Company, Inc. or our common stock.

(f)     Growers Direct common stock (OTC:BB “GWDC.OB”) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (1) with a price of less than $5.00 per share; (2) that are not traded on a "recognized" national exchange; (3) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.08 and $1.95 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (1) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (2) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (3) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (2) above; and (4) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures as of June 30, 2008 we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2008 was effective.

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

Part II—OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

As of June 30, 2008, we are not a party to any lawsuit. We are unaware of any other litigation pending or threatened by or against the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In June 2008, we issued 500,000 Restricted Rule 144 shares of common stock for an out of court legal settlement. Total value of the settlement was valued at the fair market price was $40,000. The payment was to an accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 (“Act”) and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the claimant who we believe is capable of evaluating the merits and risks of an investment in our common stock.

Stock Repurchase

As of the date of this Report, Growers Direct does not have any stock repurchase plan.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

– None –

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended June 30, 2008, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

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

GROWERS DIRECT COFFEE COMPANY, INC.

Name	Title	Date

/s/ Mick Rynning	President and Chief Executive Officer (On behalf of the registrant as its Principal Executive Officer )	September 9, 2008
Mick Rynning

/S/ Nepal Muhuri Nepal Muhuri	Chief Financial Officer (On behalf of the registrant as its Principal Financial Officer)	September 9, 2008