Form 10-Q
period 2008-09-30
GROWERS DIRECT COFFEE COMPANY, INC.
filed 2008-11-19
CIK 1208833

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

  []

Non-accelerated filer

[  ] (Do not check if a smaller reporting company) Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No X

There were 37,413,992 shares outstanding of common stock of the registrant at September 30, 2008.

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

ITEM 1 Financial Statements and Condensed Notes to the Financial Statements

GROWERS DIRECT COMPANY, INC.

Consolidated Financial Statements

(Expressed in U.S. Dollars)

September 30, 2008

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Condensed Notes to the Consolidated Financial Statements

GROWERS DIRECT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$14,125	$78,703
Deposits	386,829	753,088
Receivables	64,248	217,674
Receivable from related party	73,803
Inventory	90,029	104,489
Prepaid expenses	-	232,331
Total Current Assets	629,034	1,386,285

Property and equipment, net	248,528	297,139
Trademark, net	41,539	49,327

TOTAL ASSETS	$919,101	$1,732,751

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$17,476	$-
Accounts payable and accrued expenses	357,606	214,899
Accounts payable and accrued expenses related party	688,319	-
Notes payable	62,500	16,250
Notes payable related party	207,498	200,000
Total Current Liabilities	1,333,399	431,149

Long Term Liabilities
Convertible debt, net of discounts	2,533,530	1,582,657
Liquidated liability	-	187,573
Total Long Term Liabilities	2,533,530	1,770,230

Commitments and Contingencies	-	-
Stockholders’ Deficit
Preferred stock, authorized 100,000,000 shares at $0.001 par value, 0 issued
Common stock, authorized 75,000,000 shares at $0.001 par value,
37,413,992 and 33,184,328 shares, respectively, issued and outstanding	33,352	29,122
Additional paid-in capital	23,946,444	22,647,391
Accumulated deficit	(26,927,624)	(23,145,141)

Total Stockholders’ Deficit	(2,947,828)	(468,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$919,101	$1,732,751

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATION

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$250,271	$754,568	$1,299,270	$1,398,757
Cost of Sales	118,527	541,214	865,260	861,331
GROSS PROFIT	131,744	213,354	434,010	537,426

EXPENSES
Compensation expenses	-	-	304,869	820,400
Marketing	-	885,500	304,000	2,039,015
General and administrative expenses	630,794	1,588,505	2,602,610	4,618,759
TOTAL EXPENSES	630,794	2,474,005	3,211,479	7,478,174

LOSS FROM OPERATIONS	(499,050)	(2,260,651)	(2,777,469)	(6,940,748)

NON-OPERATION EXPENSES
Amortization of derivatives and original discount	288,163	82,992	950,873	507,343
Financing expense	-	-	-	435,855
Interest expense	2,500	-	7,500	-
Liquidated penalty	-	120,537	45,841	241,074
LOSS BEFORE TAXES	(789,713)	(2,464,180)	(3,781,683)	(8,125,020)

INCOME TAX EXPENSE	-	-	800	800
NET LOSS	$(789,713	$(2,464,180)	$(3,782,483)	$(8,125,820)

BASIC & DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.08)	$(0.11)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC &
DILUTED	36,780,659	30,256,499	35,589,196	29,544,016

The accompanying condensed notes are an integral part of these consolidated financial statements.

GROWERS DIRECT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008 (Unaudited)	Nine Months Ended September 30, 2007 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,782,483)	$(8,125,820)
Non-cash items not involving cash:
Common stock issued for services,liquidated damage & financing expenses	765,000	4,733,494
Amortization of convertible notes	950,873	507,343
Compensation expenses- non cash	304,869	820,400
Liquidated penalty	45,841	241,074
Bad debt	42,625	1,397
Amortization and depreciation	60,682	58,230
Changes in other assets and liabilities:
Deposits decrease/(increase)	366,259	(106,560)
Receivables decrease/(increase)	110,801	(170,344)
Receivable from related party (increase)	(73,803)
Prepaid expense decrease/(increase)	232,331	153,466
Accrued interest	7,500	-
Inventory decrease/ (increase)	14,460	(405,954)
Accounts payable increase (decrease)	831,026	355,463

NET CASH USED IN OPERATING ACTIVITIES	(124,019)	(1,937,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,285)	(38,569)

NET CASH USED IN INVESTING ACTIVITIES	(4,285)	(38,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Note Payable	50,000	17,500
Increase in bank indebtedness	17,476	-
Net proceeds from convertible notes	-	2,250,000
Payments of note payable	3,750	-
Payment of note payable, related party	-	(100,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(63,726)	2,167,500

NET INCREASE (DECREASE) IN CASH	(64,578)	(191,114)

CASH AT BEGINNING OF PERIOD	78,703	77,993

CASH AT END OF PERIOD	$14,125	$269,107

SUPPLEMENTAL INFORMATION:

Interest paid	$0	$$1,278
Income taxes paid	$800	$-
NON CASH FINANCING & FINANCING ACTIVITIES
Warrants issued Advance applied to note payable, related party	$-	$2,106,635
Shares issued for liquidated damage	$187,573	$246,025

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

Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

We incorporated, under the laws of Papua New Guinea, our wholly owned subsidiary Coffee Pacifica PNG Ltd in June 2002. We did not conduct any of our operations in Papua New Guinea through this company during the period ended September 30, 2008. We liquidated the company effective June 30, 2008. Growers Direct also owns a wholly owned subsidiary, New Guinea Peaberry Coffee, Inc., incorporated January 26, 2006 under the laws of the state of Nevada. We did not conduct any operations during the period ended September 30, 2008. We liquidated the Company effective June 30, 2008.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2008, the Company had accumulated deficits of $26,927,624, in addition to limited cash and unprofitable operations. For the period ended September 30, 2008 and for the year ended December 31, 2007, the Company sustained net losses of $3,782,483 and $10,255,375 respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors, which raise substantial doubt about the Company's ability to continue as a going concern.

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

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP No. 142-3"). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity's historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on our financial statements.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present

Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the periods ended September 30, 2008 and 2007, the Company incurred $22,425 and $325,957 of advertising and promotion costs, respectively.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2008 and December 31, 2007, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no comprehensive income for the periods ended September 30, 2008 and 2007.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at September 30, 2008 and December 31, 2007, the Company's cash balance did not exceed Federal Deposit Insurance Corporation (FDIC) limits.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. At September 30, 2008, 6,278,695 (3,678,695 warrants and 2,600,000 stock options) common stock equivalents were outstanding.

Foreign Currency Translation

The financial statements are presented in United States dollars. The parent company maintains United States dollars as the functional currency, while its subsidiary maintains Papua New Guinea Kina as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions. No operations were conducted through this subsidiary during the period ended September 30, 2008.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended September 30, 2008 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at September 30, 2008 and December 31, 2007, there was no allowance for doubtful accounts. The Company recorded $42,465 as bad debt expense during the quarter ended September 30, 2008. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

At September 30, 2008 and December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Employee Benefits

Growers Direct has a Simple IRA Plan that covers most of its employees with over two years of service. It provides matching funds up to 3% of an employees' gross income and follows the policy of funding the retirement plan contributions as accrued. The amount of pension costs recognized for the period ending September 30, 2008 and September 30, 2007 was $3,600 and $5,400 respectively.

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

Stock Option

At September 30, 2008, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option-pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behaviour is considered as well as trends of actual option forfeitures. For the cumulative period from January 1, 2008 to September 30, 2008, there have been zero options forfeitures and cancellations.

NOTE 5 - INVENTORY

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Green beans	$57,512	$57,371
Roasted coffee	$2,417	$16,977
Allied products	$30,100	$30,141
Total	$90,029	$104,489

NOTE 6 - TRADEMARK

On October 10, 2005, our purchase of Uncommon Grounds, Inc., a coffee roasting company, included a registered trademark. The trademark valuation was based upon management’s evaluation of the previous annual Uncommon Grounds Inc. sales data.  Accordingly, management estimated $72,691 trademark value, as of the date of acquisition, to be approximately seven (7) percent of the expected Uncommon Grounds Inc. annual sales. The trademark will be amortized for book and tax purposes over 7 years unless the Company deems it impaired.  The Company did not incur any trademark impairment adjustment for the years ended December 31, 2007 and 2006.  It is possible that the assumptions used by management related to the evaluation of the trademark may change or that actual results may vary significantly from management's estimates.  As a result, impairment charges may occur. The trademark amortization expenses for periods ended September 30, 2008 and 2007 were $7,788 and $7,788 respectively.

NOTE 7 - PLANT, PROPERTY AND EQUIPMENT

The following is a summary of plant property and equipment and accumulated depreciation:

	September 30, 2008	December 31, 2007
Machinery and equipment	$346,250	$341,965
Vehicles	44,800	44,800
Office equipment	49,931	49,931
Less accumulated amortization	(192,453)	(139,557)
	$248,528	$297,139

Depreciation expense was $52,894 and $50,442 in each of the periods ended September 30, 2008 and 2007, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

In December 2007, two stockholders and former directors of the Company advanced the Company $200,000 under two demand promissory notes, at an interest rate of 5% per annum. Interest of $7,500 was accrued on these notes during the period ended September 30, 2008.

During the period ended September 30, 2008 a former director of the Company charged $73,803 of personal expenses on the Company’s credit card. This amount was recorded as a receivable from a related party. The Company is pursuing collection of this amount from the former director.

At September 30, 2008, the Company has accounts payables and accrued fees of $688,319 resulting from the employment agreements with former officers and directors of the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2007, the Company entered into supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. whereby the Company was granted exclusive right to use the “Penlyne Castle” trademark to sell the coffee for the crop years commencing September 1, 2007 to August 31, 2012. Under the agreements, the Company is required to pay an annual license fee of $25,000 annually for each crop year.  No provision for the possible future payments has been included in these financial statements.  As of the September 30 2008, the Company has advanced $299,411 against the future supply of the coffee.

The Company leases its Berkeley, California roasting facility under an operating lease that expires July 30, 2009. The lease contains a renewal option for additional three years, and provides for periodic adjustments to the minimum lease payments based on changes in the Consumer Price Index. Lease expense was $31,890 and $32,850 for the period ended September 30, 2008 and 2007 respectively.

Future lease payments required subsequent to September 30, 2008 are as follows:

Years	Amount
2008	$11,327
2009	$26,215

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

The Company incurred cash financing expense of $435,855 in connection with the issuance of the convertible notes and warrants. The discount on the convertible notes is amortized using the effective interest method. For the period ended September 30, 2008, the Company amortized $177,269 related to original discount of 16% on debt and $773,604 related to warrants and beneficial conversion feature of convertible debt.

 Liquidated Damages

For the period ended September 30 2008, the Company issued 604,664 shares of common stock as payment in full of the liquidated penalty of $233,414. Recognized as expense during the period ended September 30, 2008 was $45,841 and $187,573 was expensed for the year ended December 31, 2007. The liquidation penalty fees relate to the Company’s failure to have the SB-2 registration statement declared effective before July 19, 2007. The SB-2 registration was declared effective December 7, 2007 and resulting fee was calculated pursuant to the subscription agreement, penalty rate of 1.5% of the principal amount or $40,179 per month.

NOTE 11 - COMMON STOCK

During the period ended September 30, 2008, the Company issued 4,229,664 shares of  common stock, valued at fair market value, for the payment of $998,414, valued at fair market value, of expenses including marketing $295,000, management fees $172,000, consulting $216,000, investor relations $42,000, legal settlement $40,000 and liquidation damages $233,414.

Stock Options

In January 2006, the Company registered with the Securities and Exchange Commission, on Form S-8, the  “2006 Directors and Key Employee Stock Option Plan” (the “Stock Option Plan"), which allows the Company  to issue, to its directors, employees and employees of the subsidiaries and to individuals providing services,  options to purchase up to 5,000,000 shares of the Company’s common stock.  The Stock Option Plan provides that the options are to be awarded by the Board of Directors based on a recommendation of the Board or Compensation Committee assembled by the Board for administration of the 2006 Plan. On April 16, 2008, the Company issued 1,000,000 stock options to the Company’s former President and 500,000 stock options to the Company’s former Chief Financial Officer pursuant to their respective management contracts dated April 16, 2008. These 1,500,000 stock options vested on April 16, 2008 with an exercise price of $0.50.  In addition, pursuant to the April 2007 agreement with the former Chief Executive Officer, the company agreed to issue to the former Chief Executive Officer 200,000 stock options which vested on April 2, 2008. As of September 30, 2008, the 200,000 stock options were not formalized under an option agreement between the Company and the former Chief Executive Officer. The compensation expense to September 30, 2008 recognized for the issuance of 1,700,000 stock options was $268,621.

The Company pursuant to a legal settlement agreement issued 900,000 stock options to Brian Inouye. These stock options were not issued under the “2006 Directors and Key Employee Stock Option Plan” The compensation expense recognized for the issuance of 900,000 stock options was $36,248 at September  30, 2008.

  Stock Options

The following summarizes the stock options transactions for the nine months ended September 30, 2008:

	Number of Stock Options	Weighted average exercise price
Outstanding, January 1, 2008	-	-
Options issued	2,600,000	$0.133
Options exercised	-	-

Options forfeited/expired/cancelled	-	-
Outstanding, September 30, 2008	2,600,000	$0.133

The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

September 30, 2008
Risk free interest rate	1.94%
Expected life	1.73 years
Expected volatility	170.72%
Dividend per share	$0.

The fair value of the 2,600,000 options vested and recognized as expense during the period ended September 30, 2008 was $304,869.

NOTE 12 - CONTRACTS AND AGREEMENTS

In May 2007, the Company entered into an agreement with the Company's attorney to provide legal services to the Company in exchange for 200,000 shares of the Company's common stock. The services were valued at $302,000, the fair market value of the shares. The Company recognized $69,669 as legal fees during the year ended December 31, 2007. The balance of $210,651 was recognized as legal services fees during the period ended September 30, 2008.

In May 2007, the Company entered into a supply and licence agreements with Blue Mountain Coffee Co-Operative Society Ltd. wherein we were granted exclusive right to use the “Penlyne Castle” trademark for the marketing and sale of Jamaican coffee for the crop years commencing September 1, 2007 to August 31, 2012.  Under the agreements, the Company is required to pay an annual license fee of $25,000 in September of each crop year. As of the September 30 2008, the Company has advanced $299,411 against the future supply of the coffee.

On May 1, 2008 the Company entered into a twelve month consulting agreement with Viriathus Holdings, LLC and Viriathus Consulting, LLC (collectively “Viriathus”) to provide investor relations related services to the Company for monthly fee payments of ten thousand dollars ($10,000).  No services were rendered as of September 30, 2008, effectively terminating the contract dated May 1, 2008.

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

In April 2007, the Company entered into an agreement for thirty six months expiring April 1, 2010 with Terry Klassen, its Chief Executive Officer, whereby the Company agreed to pay monthly management fees of $10,000 and a $100,000 contract execution bonus. Pursuant to the previous employment contract dated July 2006, the Company issued 500,000 stock options to the Chief Executive Officer in April 2007 which vested immediately, valued at date of issue at $354,706 (fair market price $0.71, exercise price $1.10) and were formalized under a separate stock option agreement. The Company issued under the April 2007 agreement to the Chief Executive Officer 100,000 stock options in April 2007 which immediately vested, valued at date of issue at $110,988 (fair market price $1.11, exercise price $1.72) and were formalized under a separate stock option agreement. The 600,000 stock options, valued at $465,694, were voluntarily forfeited and cancelled in November 2007. Pursuant to the April 2007 agreement, the company agreed to issue to the Chief Executive Officer 200,000 stock options which vested on April 2, 2008. As of September 30, 2008, these stock options were not formalized under an option agreement between the Company and the Chief Executive Officer. Terry Klassen resigned as a director and Chief Executive Officer effective July 28, 2008, effectively terminating the employment agreement dated April 16, 2007.

In September 2007, the Company entered into two agreements with two of its officers of Uncommon Grounds, Inc. whereby the Company has agreed to pay annual salaries of $53,000 each on a biweekly basis in return for services to Uncommon Grounds, Inc.

On April 16, 2008, the Company entered into an employment agreement with Vincent Cafici (“Cafici”) to act as its Chief Financial Officer. The term of Cafici’s engagement was for thirty-six (36) months and expires on April 16, 2011, unless terminated sooner in accordance with the provisions of the agreement. The Company agreed to pay monthly management fee of ten thousand dollars ($10,000) to Cafici, in arrears, on the 25th day of each month. In addition, the Company was to issue one million five hundred thousand, (1,500,000) S-8 registered shares of the common stock of the company on April 16, 2008. These shares were not issued as of September 30, 2008. In further consideration of services to be rendered under the agreement, Cafici was granted stock options to purchase five hundred thousand (500,000) shares of the Company prior to January 1, 2010 at an exercise price of $0.50 per share. These stock options fully vested and granted on April 16, 2008. Vincent Cafici resigned as a director and Chief Financial Officer effective August 6, 2008, effectively terminating the employment agreement dated April 16, 2008.

 The Company entered into a management agreement dated April 16, 2008, with Paul Khakshouri (“Khakshouri”). The term of Khakshouri’s engagement was for thirty six (36) months and expires on April 16, 2011, unless terminated sooner in accordance with the provisions of the agreement. The Company agreed to pay monthly management fee of ten thousand dollars ($10,000) to Khakshouri, in arrears, on the 25th day of each month.  In the sole and absolute discretion of the Board of Directors, the management fee may be accrued, without interest, until the Board determines that there is sufficient cash to make the payments. In further consideration of services to be rendered under the agreement, the Company was to issue five hundred thousand (500,000) restricted Rule 144 shares of the Company common stock. These shares were not issued as of September 30, 2008. In addition, Khakshouri was granted stock options to purchase one million (1,000,000) shares of the Company prior to January 1, 2010, at an exercise price of $0.50 per share. These stock options fully vested and were granted on April 16, 2008. Paul Khakshouri resigned as a director and President and Chief Operating Officer effective August 7, 2008 effectively terminating the management agreement dated April 16, 2008.

On August 15, 2008, the Board of Directors appointed Mick Rynning as the President and Chief Executive Officer. The Company entered into a definitive management agreement (the “Agreement”) dated August 15, 2008, with Mick Rynning to act as its Chief Executive Officer and President. The term of Rynning’s Agreement shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party. The Company shall make monthly management fee payments of ten thousand dollars ($10,000) to Rynning, in arrears, on the 25th day of each month.  Rynning was issued five hundred thousand (500,000) restricted common shares as a non-refundable contract execution bonus. The Company has also granted Rynning a Stock Option. Rynning shall have an option to purchase, prior to January 1, 2010, up to one million (1,000,000) shares of Company’s Common Stock at an exercise price per share to be established by the Board. The Stock Option shall be formalized in a separate Option Agreement between Company and Rynning and the Stock Option shall be fully vested January 5, 2009.  Effective October 31, 2008, Rynning resigned as the President and Chief Executive Officer of the Company. The management contract dated August 15, 2008 with Rynning was terminated.

NOTE 13 – CONCENTRATION RISK

The Company purchases green bean coffee from Papua New Guinea, Ethiopia and Jamaica. Consequently, any political, economic and social unrest and/or instability in Papua New Guinea, Ethiopia and Jamaica may adversely affect the Company’s business operations. In particular, instability in the coffee growing regions of Papua New Guinea, Jamaica and Ethiopia could result in a decrease in the availability of quality green coffee beans needed for the continued operation and growth of the Company’s business. It could also lead to an increase in the purchasing costs and increased operating costs. This may adversely affect the Company’s business.  For the period ended September 30, 2008 and year ended December 31, 2007 the Company derived green bean revenue from the following coffee supply countries:

Country	September 30, 2008	December 31, 2007
Papua New Guinea	45%	64%
Ethiopia	0%	36%
Jamaica	55%	0%
Total	100%	100%

NOTE 14 – SUBSEQUENT EVENTS

Effective October 31, 2008, Mick Rynning resigned as the President and Chief Executive Officer of the Company. The management contract dated August 15, 2008 with Rynning was terminated and cancelled.  The board of directors appointed Nepal Muhuri as the interim Chief Executive Officer.

A lawsuit was filed on October 9, 2008 by Dow Jones & Company, Inc. at the Superior Court, in Alameda County, California, seeking $13,904, payment for advertisement. The Company expects to enter into a payment settlement arrangement with Dow Jones & Company.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A(k)(1) of the Securities Act of 1933 as amended and Section 21E(i)(1) of the Securities Exchange Act of 1934 as amended.

Growers Direct Coffee Company, Inc. previously known as Coffee Pacifica, Inc. (the “Company” or “Growers Direct”) uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions). Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of the Company. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in Jamaica, Ethiopia and Papua New Guinea our source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, we own only one roasting plant, interruption to our only roasting plant may cause significant disruption to our roasting operations, issuance of shares upon conversion of the convertible note and exercise of the outstaying warrants may cause immediate and substantial dilution to our existing shareholders. Most of these factors are difficult to predict accurately and are generally beyond the control of Growers Direct Coffee Company, Inc. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this quarterly report on Form 10-Q. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

For the past three months, the new management has devoted its time and resources to assessing the current state of affairs in the Company, including efforts to solidify our, “Tree to Cup,” vertical integrated strategy, reorganization plans and attempts to secure new funding. On October 31, 2008, Mick Rynning resigned as President and Chief Executive Officer of the Company and the management contract dated August 15, 2008, was terminated. The board of directors intends to appoint a new Chief Executive Officer soon. As of the date of this report, the Company has limited funds to continue its operations. Therefore, our ability to continue as a going concern is an issue as a result of our limited ability to generate sufficient cash to meet our ongoing operational expenses. There are no assurances that we will be successful in generating any additional revenue. To fund the ongoing operations, the Company may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern is affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

Our revenue for nine months ended September 30, 2008 was $1,299,270 compared to $1,398,757 for 2007. For the three month period ended September 30, 2008 our revenue decreased by $504,297 to $250,271 compared to $754,568 for three months ended September 30, 2007. For the balance of 2008, we anticipate to continue generating revenue from the sale of roasted coffees only.  We will focus to sale of roasted coffee online via the website wwww.uncommongrounds.net of Uncommon Grounds Inc. Our gross profit on sales for nine months in 2008 was approximately 33% compared to 38% in 2007. Our gross profits increased to 53% (three month ended

September 2008) from 28% for the three months ended September 30 2007. Our revenue for the period ended September 30, 2008 was $ 1,299,270 consisted of $565,780 from green bean coffee and $733,490 from roasted coffee and operating expenses were $3,194,899. For the balance of 2008, we anticipate generating higher gross margins as we attempt to increase our sale of wholesale roasted coffees. Our operating expenses for the nine months to September 30, 2008 were $3,211,479 compared to $7,478,174 in 2007; a decline in expenses of $4,266,695. The general and administration expenses declined to $2,602,610 in 2008 compared to $4,618,759, marketing expenses decreased by $1,735,015 to $304,000 in 2008 compared to $2,039,015 in 2007. The net loss for the nine months ended September 30, 2008 was $3,782,483 compared to $8,125,820 in 2007. For the three month ended September 2008 our expenses were $789,713 compared to $2,464,180 for three month ended  September 2007; a decline in expenses of $1,674,467. The general and administration expenses declined by $957,711 to $630,794 in 2008 compared to $1,588,505, marketing expenses decreased by $885,500 to zero in 2008 compared to $885,500 in 2007. The net loss for the three months ended September 30, 2008 was $789,713 compared to $2,464,180 in 2007.  At September 30, 2008, we had $629,034 in current assets and $1,333,399 in current liabilities. The current liabilities include trade payable of $355,234, payables and accrued expense of $688,319 to former directors and officers resulting from the employment agreements, notes payables of $207,498 for cash loaned by two stockholders and secured note of $62,500. Our long term liabilities, September 30, 2008, resulting from the convertible notes funding was $2,533,530. At September 30, 2008, the Company had $386,829 in deposits for coffees to be supplied in future. As of September 30, 2008, the Company had a bank indebtedness of $17,476 and credit card payable of $2,372. The Company does not have adequate cash to meet its current operational expenses. The Company requires immediate funding to continue its operations. As of the date of this report, the Company does not have any access to funding. All revenues generated by the Company are used to pay Company expenses incurred.

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

Stock Option

At September 30, 2008, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements. The

Company has adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”.  Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option-pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behaviour is considered as well as trends of actual option forfeitures. For the cumulative period from January 1, 2008 to September 30, 2008, there have been zero options forfeitures and cancellations. At September 30, 2008, 200,000 stock options for future grant - common stock equivalents were outstanding.

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

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, receivables, advances to employees, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and December 31, 2007.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine months ended September 30, 2008 and 2007 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. Growers Direct evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectable. As at September 30, 2008, Company recorded $42,465 as bad debt expenses and there was no allowance for doubtful accounts. Growers Direct does not have any off-balance-sheet credit exposure related to its customers.

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

(e)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $26,927,624 as of September 30, 2008. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, Growers Direct may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

  Factors That May Affect Owning Growers Direct Common Stock

(a)

There are a large number of shares underlying the Notes. As of September 30, 2008, we had 37,413,992 shares of common stock issued and outstanding. There are currently Notes outstanding that may be converted into an estimated 6,350,584 shares of common stock at current market prices and outstanding warrants to purchase 3,678,695 shares of common stock. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

(e)

Growers Direct common stock (OTC:BB “GWDC.OB”) is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (1) with a price of less than $5.00 per share; (2) that are not traded on a "recognized" national exchange; (3) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.01 and $1.04 per share over the past twelve months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed a "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (1) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (2) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (3) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (2) above; and (4) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures as of September 30, 2008 we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2008 was not effective, as during the quarter ended September 30, 2008, a former director and chief executive officer was able to charge expenses of  personal nature on the company credit cards. .

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

Part II—OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

A lawsuit was filed on October 9, 2008 by Dow Jones & Company, Inc. at the Superior Court, in Alameda County, California, seeking $13,904, payment for advertisement. The Company expects to enter into a payment settlement arrangement with Dow Jones & Company.

As of September 30, 2008, we are unaware of any other litigation pending or threatened by or against the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In August 2008, we issued 1,900,000 Restricted Rule 144 shares of common stock for consulting and management fees. Total value of the services was valued at the fair market price was $228,000. The payment was to an accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933 (“Act”) and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the claimant who we believe is capable of evaluating the merits and risks of an investment in our common stock.

Stock Repurchase

As of the date of this Report, Growers Direct does not have any stock repurchase plan.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

– None –

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended September 30, 2008, covered by this report, to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5 OTHER INFORMATION

No material changes were made to the procedures by which security holders may recommend nominees to the Growers Direct Coffee Company’s board of directors.

ITEM 6 EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
33.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
33.2	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously

Filed

SIGNATURES

 In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROWERS DIRECT COFFEE COMPANY, INC.

Name	Title	Date

/s/ Nepal Muhuri	President and Chief Executive Officer (On behalf of the registrant as its Principal Executive Officer )	November 19, 2008
Nepal Muhuri

/S/ Nepal Muhuri Nepal Muhuri	Chief Financial Officer (On behalf of the registrant as its Principal Financial Officer)	November 19 , 2008